Form 10QSB
period 2004-03-31
GLOBAL E INVESTMENTS INC
filed 2004-06-28
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50709
Global-e Investments, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0594821 (I.R.S. Employer Identification No.)

7025 East First Avenue, Suite 5 Scottsdale, Arizona (Address of principal executive offices)	85261 (Zip Code)

(480) 945-2232 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,800,000

GLOBAL-E INVESTMENTS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB12G previously filed with the Commission on April 28, 2004, and subsequent amendments made thereto.

Global-E Investments, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2004
Assets

Current assets:
Cash	$35,535
Total current assets	35,535

$35,535

Liabilities and Stockholders’ Equity

Current liabilities:	$-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 shares issued and outstanding	6,800
Additional paid-in capital	44,850
(Deficit) accumulated during development stage	(16,115)
35,535

$35,535

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		January 31, 2001
	March 31,		(Inception) to
	2004	2003	March 31, 2004

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	4,583	-	11,965
General and administrative expenses – related party	-	-	4,150
Total expenses	4,583	-	16,115

Net (loss)	$(4,583)	$-	$(16,115)

Weighted average number of
common shares outstanding – basic and fully diluted	6,486,813	4,162,778

Net (loss) per share – basic & fully diluted	$(0.00)	$-

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three months ended		January 31, 2001
	March 31,		(Inception) to
	2004	2003	March 31, 2004
Cash flows from operating activities
Net (loss)	$(4,583)	$-	$(16,115)
Adjustment to reconcile net (loss) to cash (used) by
operating activities:
Shares issued for services	-	-	4,150
Net cash (used) by operating activities	(4,583)	-	(11,965)

Cash flows from financing activities
Issuances of common stock	37,500	10,000	47,500
Net cash provided by financing activities	37,500	10,000	47,500

Net increase in cash	32,917	10,000	35,535
Cash – beginning	2,618	-	-
Cash – ending	$35,535	$10,000	$35,535

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of $16,115 for the period from January 31, 2001 (inception) to March 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management believes that it has raised enough funds to sustain operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Related party transactions

The Company does not lease or rent any property.  Office services are provided without charge by a director.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 4 – Stockholders’ equity

On January 20, 2004, the Company met the minimum requirements in their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 1,500,000 shares of its $0.001 par value common stock in exchange for cash of $37,500.  The offering did not raise any additional funds and formally closed on or about February 24, 2004.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Global-E Investments, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Global-E’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Plan of Operation

We were incorporated on January 31, 2001, and have not yet begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We generated did not generate any revenues since our inception on January 31, 2001.  We do not have any clients and we do not expect to begin to generate revenues for at least the next three to six months of operations.

Total expenses for the three months ended March 31, 2004 were $4,583, consisting solely of general and administrative expenses.  For the three months ended March 31, 2003, we did not incur any expenses.  Total expenses since our inception to March 31, 2004 were $16,115, all of which is attributable to general and administrative.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.

Resultantly, we incurred net losses since our inception.  For the three months ended March 31, 2004 and 2003, our aggregate loss was $4,583 and $0, respectively.  From the date of our inception to March 31, 2004, we had a retained deficit of $16,115.  We do not anticipate realizing income during the next at least six months because we have not yet begun our planned principal operations.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $47,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.

We believe that our cash on hand as of March 31, 2004 of $35,535 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  However, we sold shares of our common stock for an aggregate of $47,500 in cash.  The proceeds from this offering of common stock is anticipated to be sufficient to finance our operations through the fiscal year ending December 31, 2004.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2004.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.

Our management does not expect to incur costs related to research and development.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by our officers and directors.

We intend to hire independent sales persons to conduct direct sales efforts within the next six to 12 months.  The company is positioning itself to take advantage of the current business environment facing golf course owners and operators, which due to over supply, rising costs, and economic conditions, is challenging and extremely competitive.  The company engaged the services of Westpac Communications effective May 1, 2004 to assist with business plan development and business strategy implementation.

Westpac Communications, a full service business consulting firm located in Scottsdale, AZ will perform a wide range of consulting and business support services, including but not limited to public relations, Website development, E-Business services including visibility strategies, site intractability, and merchant account features, business plan development and implementation strategies, including strategic alliance identification.  Westpac Communications is in the process of developing a Website for Global E Investments, Inc.  The domain name FAIRWAYSANDGREENS.BZ has been registered as of June 2, 2004 with Network Solutions for a period of 5 years.  Advanced Logic Systems has been contracted by Westpac to develop the Website content, and the site will be operational on or around July 15, 2004.  Once the Website is operational, Westpac Communications will begin a direct mailing campaign to Arizona golf courses directing them to visit the Website.  The Website will provide an overview of available services, contact information, and information explaining how the golf course can contract the services of Global E Investments.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Jamie Kerr

(b) John Shaffer

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed on April 28, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL-E INVESTMENTS, INC.
(Registrant)

By: /s/ Jamie Kerr
Jamie Kerr, President