Form 10QSB
period 2004-06-30
GLOBAL E INVESTMENTS INC
filed 2004-08-16
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
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

Global-E Investments, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

June 30,
2004
Assets

Current assets:
Cash	$27,298
Total current assets	27,298

$27,298

Liabilities and Stockholders’ Equity

Current liabilities:	$-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 shares issued and outstanding	6,800
Additional paid-in capital	44,850
(Deficit) accumulated during development stage	(24,352)
27,298

$27,298

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ending		Six Months Ending		January 31, 2001
	June 30,		June 30,		(Inception) to
	2004	2003	2004	2003	June 30, 2004

Revenue	$-	$-	$-	$-	$-

Expenses:
General and administrative expenses	8,237	7,200	12,820	7,200	20,202
General and administrative expenses – related party	-	-	-	-	4,150
Total expenses	8,237	7,200	12,820	7,200	24,352

Net (loss)	$(8,237)	$(7,200)	$(11,820)	$(7,200)	$(24,352)

Weighted average number of
Common shares outstanding – basic and fully diluted	6,800,000	5,300,000	6,643,407	4,734,530

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six Months Endin		January 31, 2001
	June 30,		(Inception) to
	2004	2003	June 30, 2004
Cash flows from operating activities
Net (loss)	$(12,820)	$(7,200)	$(24,352)
Adjustment to reconcile net (loss) to cash (used) by
operating activities:
Shares issued for services	-	-	4,150
Net cash (used) by operating activities	(12,820)	(7,200)	(20,202)

Cash flows from financing activities
Issuances of common stock	37,500	10,000	47,500
Net cash provided by financing activities	37,500	10,000	47,500

Net increase in cash	24,680	2,800	27,298
Cash – beginning	2,618	-	-
Cash – ending	$27,298	$2,800	$27,298

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-SB registration statement.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($27,298) for the period from January 31, 2001 (inception) to June 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management believes that it has raised enough funds to sustain operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Total expenses for the three months ended June 30, 2004 were $8,237, consisting solely of general and administrative expenses.  For the three months ended June 30, 2003, we incurred expenses in the amount of $7,200, all of which are attributable to general and administrative expenses.  Management believes that the reduction in expenditures can be ascribed to a decrease in start-up related costs and fees.  Total expenses since our inception to June 30, 2004 were $20,202, all of which is accredited to general and administrative.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three months ended June 30, 2004 and 2003, our net losses were $8,237 and $7,200, respectively.  From the date of our inception to June 30, 2004, we had a cumulative deficit of $24,352.  We do not anticipate realizing income during the remainder of fiscal year 2004 because we have not yet begun our planned principal operations.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $47,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.

We believe that our cash on hand as of June 30, 2004 of $27,298 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  However, we sold shares of our common stock for an aggregate of $47,500 in cash.  The proceeds from this offering of common stock is anticipated to be sufficient to finance our operations through the fiscal year ending December 31, 2004.

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

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time.  We believe that our operations are currently on a small scale that is manageable by our officers and directors.  We intend to hire independent sales persons to conduct direct sales efforts within the next six to 12 months.  These individuals are not expected to be paid salaries; instead they will be paid on a commissioned basis.  Thus, these individuals are not intended to be employees of our company.

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