Form 10QSB
period 2004-09-30
GLOBAL E INVESTMENTS INC
filed 2004-10-29
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50709
Global-e Investments, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0594821 (I.R.S. Employer Identification No.)

2925 North 67th Place Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip Code)

(480) 945-2232 (Registrant's telephone number, including area code)

7025 East First Avenue, Suite 5, Scottsdale, Arizona 85261 (Former name, former address and former fiscal year, if changed since last report)

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

GLOBAL-E INVESTMENTS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB12G previously filed with the Commission on April 28, 2004, and subsequent amendments made thereto.

Global-E Investments, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2004
Assets

Current assets:
Cash	$26,186
Accounts receivable	5,000
Total current assets	31,186

$31,186

Liabilities and Stockholders’ Equity

Current liabilities:	$-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 shares issued and outstanding	6,800
Additional paid-in capital	44,850
(Deficit) accumulated during development stage	(20,464)
31,186

$31,186

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ending		Nine Months Ending		January 31, 2001
	September 30,		September 30,		(Inception) to
	2004	2003	2004	2003	September 30, 2004

Revenue	$10,000	$-	$10,000	$-	$10,000

Expenses:
General and administrative expenses	6,112	-	18,932	7,200	26,314
General and administrative expenses – related party	-	-	-	-	4,150
Total expenses	6,112	-	18,932	7,200	30,464

Net (loss)	$3,888	-	$(8,932)	$(7,200)	$(20,464)

Weighted average number of
Common shares outstanding – basic and fully diluted	6,800,000	5,300,000	6,695,985	4,925,092

Net (loss) per share – basic and fully diluted	$(0.00)	$-	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine Months Ending		January 31, 2001
	September 30,		(Inception) to
	2004	2003	September 30, 2004
Cash flows from operating activities
Net (loss)	$(8,932)	$(7,200)	$(20,464)
Adjustment to reconcile net (loss) to cash (used) by
operating activities:
Shares issued for services	-	-	4,150
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,000)	-	(5,000)
Net cash (used) by operating activities	(13,932)	(7,200)	(21,314)

Cash flows from financing activities
Issuances of common stock	37,500	10,000	47,500
Net cash provided by financing activities	37,500	10,000	47,500

Net increase in cash	23,568	2,800	26,186
Cash – beginning	2,618	-	-
Cash – ending	$26,186	$2,800	$26,186

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($20,464) for the period from January 31, 2001 (inception) to September 30, 2004, and had minimal sales of $10,000.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management believes that it has raised enough funds to sustain operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

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

Note 5 – Major customers

During the nine month period ended September 30, 2004, two customers accounted for 100% of the Company's revenue.

Item 2. Management's Discussion

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

Management’s Discussion and Analysis

We were incorporated on January 31, 2001, and have begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated revenues of $10,000 from our inception through September 30, 2004.

 We have initially targeted golf course property owners and facilities management teams in Arizona as our potential clients. In September of 2004 we signed up our first two clients, Vistal Golf Club, and Meadow Brook Golf Club, both of which are located in Arizona. Letters of understanding were signed and initial fees of five thousand dollars ($5,000.00) each, for a total of Ten Thousand Dollars ($10,000.00) were received.

        We plan to work with the directors of each golf club to develop a marketing strategy to enhance tee sheet reservations sales.  We will look at many areas to develop this market, including: an annual golf pass program, discounted green fees, along with other value-added items; such as, reduced meal or meal card programs for frequent customers.  These annual golf passes should help fill any potential gaps in tee time reservations.  We will look at offering incentive packages to local travel agents and transportation companies for referrals.  We will also target business travelers staying at hotels in the vicinity of our clients' properties.

       Another important source of anticipated revenue that will be looked at for our clients, and thus a potential object of marketing focus, is league play generation. League play at all times of the year, especially summer months, can be a critical base of revenue for golf courses.

 Our management will look at actual results, and discuss the challenges faced at each property.  We will also perform site inspections periodically, communicating any items that require attention with the appropriate course management.  On a monthly basis, we would suggest meeting with clients to discuss the results of financial operations, as well as, the challenges and opportunities at the property.

Total expenses for the three months ended September 30, 2004 were $6,112, consisting solely of general and administrative expenses.  For the three months ended September 30, 2003, we incurred no expenses.  Management believes that the increase in expenditures can be ascribed to the implementation of the business plan and the development of a website.  Total expenses since our inception to September 30, 2004 were $30,464, all of which is accredited to general and administrative.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and level of revenues, we have incurred net losses since our inception.  For the three months ended September 30, 2004 and 2003, our net losses were $8,932and $7,200, respectively.  From the date of our inception to September 30, 2004, we had a cumulative deficit of $20,464.  We do not anticipate maximizing income during the remainder of fiscal year 2004 because we have not  fully begun our planned principal operations.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $47,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.  We have executed one letter of agreement with a client and have been paid a retainer fee.

We believe that our cash on hand as of September 30, 2004 of $26,186 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  However, we sold shares of our common stock for an aggregate of $47,500 in cash and completed two $5,000 sales.  The proceeds from this offering of common stock are anticipated to be sufficient to finance our operations through the fiscal year ending December 31, 2004.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

10	Letters of Agreement

(a) Vistal Golf Club

(b) Mountain Brook Golf Club

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Jamie Kerr

(b) John Shaffer

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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