Form 10KSB
period 2004-12-31
GLOBAL E INVESTMENTS INC
filed 2005-02-28
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-50709

GLOBAL-E INVESTMENTS, INC.
(Name of small business issuer in its charter)

Nevada	77-0594821
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2925 North 67th Place Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (480) 945-2232

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act: None

COMMON STOCK
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ]

The issuer's revenue for its most recent fiscal year was $10,000.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “GEIV.”  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2004 was $0.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004 was 6,800,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Global-e’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

We were incorporated in the State of Nevada on January 31, 2001 under the name Global-e Investments, Inc.  GEI, a development stage company, plans to provide  new  and existing  golf  course  property owners with customized  management solutions, including financial planning, oversight of daily  course operations,  designing and implementing marketing  initiatives  and advertising  programs, turf maintenance, course presentation,  food and  beverage  sales, accounting procedures, staff recruitment  and employer   relations.  We  believe  that  outsourcing  of   course management  can create additional revenue streams and  enhance  the profitability  of  golf  courses  by  identifying  and  eliminating unnecessary fixed costs.  Mr. Jamie Kerr is the President and one of the two Directors of Global-e Investments, Inc.  Mr. John Shaffer is the Secretary-Treasurer and the second Director of Global-e Investments, Inc.

Our administrative office is located at 2925 N. 67th Place, Scottsdale, Arizona 85251, telephone (480) 945-2232.

GEI's fiscal year end is December 31.

We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

Principal Products and Services and Principal Markets

We  expect  to  generate revenues by charging monthly  management and  operations  fees  to  each  golf course property  we  retain  as  a  client.  Compensation  will  be based on a monthly fee depending  on  course revenue  projections,  which will be made on a  case-by-case  basis through  discussions  between our management  and  the  owners  and management  of  the properties.  Achieving annual goal projections provides a success fee equal to no less than 5% of the gross revenues for a period of three years.  We will also seek to derive additional revenue from revenue-sharing programs based on specific goals and projections achieved on each property.

With the golf course property owners' assistance, we plan to prepare annual budgets and projections.  We expect to track clients' revenues and expenses and analyze the reports to improve daily operations in a timely manner.   We will evaluate the reports against comparable properties and provide the owners with industry insight necessary to compete effectively.

Our management will supervise operations and compare projections to actual results, as well as discuss challenges faced at each golf course property.   We will also perform site inspections periodically, communicating any items that require attention with the appropriate on-site manager.  On a monthly basis, we would suggest meeting with clients to discuss the results of financial operations as well as the challenges and opportunities at the property.

We plan to work with the golf course director in order to develop a marketing strategy for outside golf round sales.   We plan to establish an annual golf pass program for our clients, allowing for discounted green fees along with other value-added items for regular customers.  These pre-paid rounds of golf should help fill any potential gaps in tee time reservations.  We also intend to target golfers staying at hotels in the vicinity of our clients’ properties by offering incentive packages to local travel agents and transportation companies for referrals.

Another important source of anticipated revenue for our clients and, thus, a potential object of marketing focus, is league generation at specific golf course properties under management.  League play at all times of the year, especially summer months, is a critical base of revenue for golf courses.

Our management estimates that the majority of golf course properties in the metropolitan Phoenix market are mid-tier properties.  Mid-tier properties are of good quality with regard to amenities provided and golf course conditions, but are value-priced due to the golf course length, age and services available.  Golf courses that cater to up-scale tourists typically do not experience repeat golfers at the same rate as do mid-tier courses and host fewer played rounds due to prohibitively high green fees.  A significant difference  between the  high-end  and mid-range facilities is the cost of  operation; while  green  fee  structure is lower at the  mid-tier  level,  the overhead  is  also  greatly  reduced  by  greater  efficiencies  in operation, maintenance and staffing levels.  Lower-end courses are usually municipal in nature and typically charge minimal fees, provide fewer amenities and services and are often heavily played.  Resultantly, bottom-tier courses are not as well taken care of as other facilities and tend to be overcrowded.  In our  management's opinion,  mid-level  courses have the most  potential  for  revenue growth  because they appeal to a larger target audience than  high-end  facilities  and are able to charge greater fees  than  low-end courses.  We believe that the potential to increase revenues and decrease operational costs at mid-tier properties creates an attractive business opportunity.

Distribution Methods of the Products or Services

We   intend   to target golf course property owners and facilities management teams as our potential clients.   Initially, we will attempt to build our golf management operations in Arizona and expand into California, Nevada and Florida over the next three years.

We anticipate that we will contract a commissioned direct sales force, consisting of golf professionals with existing relationships in their areas of expertise.  The initial focus of direct sales presentations will be on mid-tier public and semi-private courses.  Advertising efforts will focus on both golf industry and real estate development trade publications.  We plan to participate in trade shows targeted specifically at golf course owners, managers and professionals, such as the Crittenden Expo and National Golf Owners Association shows.

Public relations is expected to be a significant element of our marketing   programs   with   targeted approaches   in segmented publications for golf course owners.   Promotional events and announcements will coincide with national events to gain market acceptance and media recognition.

Competitive Business Conditions and the Issuer’s Competitive Position

There are thousands of golf courses in the United States with hundreds more being installed annually.   Real estate developers, municipalities, and resorts are building   new   facilities specifically designed to capitalize on the industry's growth while simultaneously addressing the needs of the property owners and the facilities.   Annual consumer spending on golf-related recreation has reached tens of billions of dollars.  Most of this spending comes from “avid” golfers - those playing twenty-five or more rounds per year.   Fueling the growth is the appeal of golf to a more diverse cross section of the population.  Once considered  a  sport  for elderly  and  affluent  individuals,  golf  is  attracting  younger players, women and players from a broad economic range.

Unfortunately,  as  the  number of golf  courses  in  the  United States  has  risen, demand (i.e., the number of golfers and  rounds played)  has  not kept pace with the increase in supply.   Thus, a rapidly escalating number of owners and operators are struggling financially.  In this environment, despite the rapid growth in  the game  and the influx of capital by sophisticated investors for  the construction  and  purchase  of  golf  courses,  the  services   of professional golf management companies are largely underutilized.

Global-e Investments, Inc. has a number of competitors in the golf management segment but none have captured a dominant market share.  Approximately 60 management companies currently operate less than 10% of all golf facilities in the United States.  Of these, there  are  only  18 companies  with  more  than  25 golf courses  in  their  portfolio.  However,   there has been an apparent trend toward   property consolidation with several companies attempting to build multiple site management teams through acquisitions.

The current environment for golf course owners and operators is extremely challenging due to oversupply, rising costs, economic conditions and antiquated business practices.  We are  positioning our  company  to  take  advantage of this environment  as  owners, financial  institutions and investors begin  to  seek  alternative management solutions in order to compete, stabilize and grow  their assets.   We believe that we may have a competitive advantage in offering a low cost management system, customized to meet the clients' financial reporting and management requirements.

We believe that the principal competitive factors pervading in the market include:

1.   breadth and integration of service offerings,

2.   quality of service,

3.   client relationships,

4.   technical knowledge and creative skills,

5.   reliability and reputation and

6.   ability  to  attract and retain quality  experienced professionals.

Some  of  our  competitors and potential competitors have  longer operating  histories,  longer  client  relationships and  greater financial,  management, technology, development,  sales,  marketing and  other  resources than we do.  Competition depends to a large extent on the clients' perception of the quality and creativity, as well as, the technical proficiency of our information technology services and those of our competitors.  To the extent we lose clients to our competitors because of dissatisfaction in our services, or if our reputation is adversely impacted for any other reason, our future operating performance could be materially and adversely affected.

Dependence on one or a few major customers

We have two customers, who account for all of our revenues to date.  In September of 2004 we engaged our first two clients, Vistal Golf Club, and Meadow Brook Golf Club, both of which are located in Arizona.  Letters of understanding were signed and initial fees of $5,000.00 each were received.

Government Approval of Principal Products or Services

To the best of management's knowledge, our products and services do not require government licensing or approval.

Effect of Existing or Probable Government Regulations

We  believe  that  we  will be able to  comply  in  all  material respects with the laws and regulations governing the industry,  and that  any  such  laws  will  not have  a  material  effect  on  our operations.   However,  various  federal  and  state  agencies  may propose  new  legislation that may adversely affect  our  business, industry,  financial condition and results of operations.   We  are not aware of any probable government regulations that may adversely affect our business.

Employees

We do not have any employees.  Instead, we presently rely on the efforts of our directors and executive officers, Jamie Kerr, our President, and John Shaffer, our Secretary and Treasurer.  Each devotes an average of 20-40 hours per month to our operations, as our operations dictate.   We believe that our operations are currently on a small scale that is manageable by these individuals.

Reports to Security Holders

Annual Reports

We will deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended.  Such annual reports will include audited financial statements certified by our independent accountants, and may, in our sole discretion; furnish unaudited quarterly financial reports, when applicable.

Periodic Reports with the SEC

We will file periodic and current reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

Our headquarters are in Scottsdale, Arizona.  Our mailing address is Global-e Investments, Inc., 2925 N. 67th Avenue, Scottsdale, Arizona  85251, phone: (480) 945-2232.   This office space is provided at no cost to us by our officers and directors.  There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use.   We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2004, thus there was no vote of securities holders in 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resale.  Furthermore,  it  is unlikely  that a lending institution will accept our securities  as pledged  collateral  for  loans unless  a  regular  trading  market develops.    We   have   no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol “GEIV”.   As of the date of this report, trading in our stock has not yet developed.

Shares Available Under Rule 144

As of December 31, 2003, there were 5,300,000 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  All 5,300,000 shares are held by Jamie Kerr and John Shaffer, both of whom are our affiliates, as that term is defined in Rule 144(a)(1).  At the present time, the resale or transfer of the restricted shares of Common Stock held by Messrs. Kerr and Shaffer is not permissible because both affiliates have entered into a “lock-up” agreement, whereby their holdings may not be sold until the earlier of the following events:

1.

A period of three years from, December 1, 2003, the effective date of the offering conducted under Rule 504 of Regulation D (which date shall be December 1, 2006),

2.

When our stock is traded on the OTCBB® at an average share price of greater than $0.025 per share for a minimum of three months,

3.

Our shares are listed on the Nasdaq SmallCap MarketSM or higher market or

4.

We have paid the purchasing shareholders in the Regulation D offering their investment in the form of cash dividends.

As these events have not yet occurred, Messrs. Kerr and Shaffer may not divest themselves of their ownership in our company, neither through public or private means.

In  general, under  Rule  144  as  amended,  a  person  who  has beneficially  owned and held "restricted" securities for at least one year,  including  "affiliates,"  may  sell  publicly  without registration  under  the  Securities Act,  within  any  three-month period,  assuming compliance with other provisions of the  Rule,  a number  of shares that do not exceed the greater of (i) one percent of  the  common stock then outstanding or, (ii) the average  weekly trading  volume in the common stock during the four calendar  weeks preceding  such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2004, we have 6,800,000 shares of $0.001 par value common stock issued and outstanding held by 32 shareholders of record.  Our transfer agent is Holladay Stock Transfer, Inc., 2939 N.   67th Place, Suite C, Scottsdale, Arizona 85251, phone (480) 481-3940.

Dividends

We have never declared or paid any cash dividends on our common stock.  For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.

The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));

2.

The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and

3.

Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

On January 31, 2001, we issued 4,150 shares of our par value common stock as founders' shares in exchange for services rendered in the amount of $4,150.  Our President, Jamie Kerr, received 4,000 shares and our Secretary and Treasurer, received 150 shares of our stock.   Due to the forward split of 1000-for-1, the number of

shares issued has been retroactively restated to 4,150,000.

On March 31, 2003, we issued 1,150,000 shares of our par value common stock to Jamie Kerr, an officer and director, in exchange for cash in the amount of $10,000.

We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities Act as such exemption is provided under Section 4(2) because:

1.

None of these issuances involved underwriters, underwriting discounts or commissions;

2.

Restrictive legends are placed on all certificates issued;

3.

The distribution did not involve general solicitation or advertising; and

4.

The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment.  All sophisticated investors were given  access to all information about our business and  the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

Sales conducted under Regulation D

In February, 2004, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada.  We sold 1,500,000 shares of common  stock,  par value,  at  a  price  of  $0.025  per  share  to  approximately  30 investors,  all  of whom are unaffiliated shareholders  of  record.  The offering was sold for an aggregate of $37,500 in cash.

This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act.  In addition, this offering was made on a best efforts basis and was not underwritten.   In regards to the offering closed in February  2004 ,  listed  below  are  the  requirements  set  forth  under Regulation D, Rule 504 and the facts which support the availability of Rule 504 offering:

1.

At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act.  Further, we are not now, nor were we at the time of the offering, considered to be an investment company.  Finally, since inception, we have pursued a specific business plan, and continue to do so.

2.

We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state.  The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale.  In February 2004, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 1,500,000 shares of our common stock to a total of 30 non-affiliated shareholders.  The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.

3.

The aggregate offering price for the offering closed in February 2004 was $37,500, all of which was collected from the offering.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We were incorporated on January 31, 2001, and have not yet fully begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  Since our inception, we had minimal sales of $10,000.  Two customers, Vistal Golf Club and Meadow Brook Golf Club, both of which are located in Arizona, accounted for 100% of this revenue.

Total expenses for the year ended December 31, 2004 were $23,368, consisting solely of general and administrative expenses and depreciation expense.  For the year ended December 31, 2003, we incurred expenses of $7,382, all of which are attributable to general and administrative expenses.  Management believes that the increase in expenditures can be ascribed to the implementation of the business plan and the development of a website.  Total expenses since our inception to December 31, 2004 were $34,900, consisting of $34,893 in general and administrative expenses and $7 in depreciation expense.  Approximately $4,150 of our general and administrative expenses since our inception was paid to related parties for services rendered in the form of 4,150,000 shares of our par value common stock in lieu of cash.  We refer you to Part I, Item 7. "Certain Relationships and Related Transactions” on page 12 of this registration statement for additional information on the common stock we issued for services.  We expect to continue to use shares of our common stock to pay for several of our future expenses.   Additionally,  we  expect  to continue  to  incur  general and administrative  expenses  for  the foreseeable future, although we cannot estimate the extent of these costs.

Resultantly, we incurred net losses since our inception.   For the years ended December 31, 2004 and 2003, our aggregate loss was $13,368 and $7,382, respectively.  From the date of our inception to December 31, 2004, we had a retained deficit of $24,900.  We had minimal sales of $10,000 generated from two Consulting Agreements with golf properties.  We do not anticipate maximizing income during the remainder of fiscal year 2004 because we have not fully begun our planned principal operations.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $47,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.   Please refer to Part I, Item 7.  "Certain Relationships  and  Related Transactions"  on  page 12 and Part II, Item  4  "Recent  Sales  of Unregistered  Securities"  on page 14 for additional information with regard to these issuances.

We  believe  that  our cash on hand as of December  31,  2004  of $21,338  is  not sufficient to continue operations for the  next  at least 12 months unless we are able to generate significantly more revenues or obtain additional capital infusions.  In January 2004, we sold shares of our common stock for an aggregate of $37,500 in cash.  The proceeds from this offering of common stock were sufficient to finance our operations through the fiscal year ending December 31, 2004.

We currently do not have any recurring financial obligations that require immediate capital to finance.  However, we expect to have negative cash flows for the fiscal year 2005.  In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

Our  management  does not anticipate the need to hire additional full-  or  part-time employees over the next 12  months,  as  the services  provided by our officers and directors appear  sufficient at  this time.  We believe that our operations are currently on a small scale that is manageable by our officers and directors.   We intend to hire independent sales persons to conduct direct sales efforts within the next six to 12 months.  These individuals are not expected to be paid salaries; instead they will be paid on a commissioned basis.  Thus, these individuals are not intended to be employees of our company.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.   Additionally, we do not believe that our business is subject to seasonal factors.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

We  expect  to continue generating revenues by charging monthly  management and  operations  fees  to  each  golf course property  we  retain  as  a  client.  The compensation  will  be based on a monthly fee depending  on  course revenue  projections,  which will be made on a  case-by-case  basis through  discussions  between our management  and  the  owners  and management  of  the golf course properties.  Achieving annual goal projections will provide a success fee equal to no less than 5% of the gross revenues for a period of three years.  We will also seek to derive additional revenue from revenue-sharing programs based on specific goals and projections achieved on each property.

With the golf course property owners' assistance, we will prepare annual budgets and projections.  We will track the clients' revenues and expenses and analyze the reports to improve daily operations.   We will evaluate the reports against comparable golf course properties and provide our clients with the industry insight necessary to compete effectively.

Our management will supervise operations and compare projections to actual results, as well as, discuss challenges faced at each golf course property.   We will also perform site inspections periodically, communicating any items that require attention with the on-site managers.  On a monthly basis, we will suggest meeting with our clients to discuss the results of financial operations as well as the challenges and opportunities at each property.

We will be working with the golf course directors of our clients to develop a marketing strategy for outside golf round sales.   We have contracted the services of a PGA Professional to begin establishing an annual golf pass program for our clients, allowing for discounted green fees along with other value-added items for regular customers.  These discounted rounds of golf should help fill any potential gaps in tee time reservations.  At this time we have been in contact with over twenty golf courses. Seventeen golf courses have agreed to participate in the pass book program, they are, We KO PA, Sunridge Canyon, Eagle Mountain, and Desert Canyon in Fountain Hills Arizona; Sanctuary, The Phoenian, Orange Tree, Kierland, Dove Valley, Troon North, Talking Stick, and Gray Hawk in Scottsdale Arizona; ASU Karsten in Tempe Arizona; Legacy in Phoenix Arizona; Longbow, and Las Sendas in Mesa Arizona. When we have commitments from twenty five golf courses we will produce the pass book. We receive no revenue from the golf courses but will derive revenue from the sale of the pass book.  We also intend to target golfers staying at hotels in the vicinity of our clients’ properties by offering incentive packages to local travel agents and transportation companies for referrals.

Another important source of anticipated revenue for our clients and, thus, a potential object of GeI’s marketing focus, is league play generation at specific golf course properties under our management.  League play at all times of the year, especially summer months, is a critical base of revenue for golf courses.

Our management estimates that the majority of golf course properties in the metropolitan Phoenix market are mid-tier properties.  Mid-tier properties are of good quality with regard to amenities provided and golf course conditions, but are value-priced due to the golf course length, age and services available.  Golf courses that cater to up-scale tourists typically do not experience repeat golfers at the same rate as do mid-tier courses and host fewer played rounds due to prohibitively high green fees.  A significant difference  between the  high-end  and mid-range facilities is the cost of  operation; while  green  fee  structure is lower at the  mid-tier  level,  the overhead  is  also  greatly  reduced  by  greater  efficiencies  in operation, maintenance and staffing levels.  Lower-end courses are usually municipal in nature and typically charge minimal fees, provide fewer amenities and services and are often heavily played.  Resultantly, bottom-tier courses are not as well taken care of as other facilities and tend to be overcrowded.  In our  management's opinion,  mid-level  courses have the most  potential  for  revenue growth  because they appeal to a larger target audience than  high-end  facilities  and are able to charge greater fees  than  low-end courses.  We believe that the potential to increase revenues and decrease operational costs at mid-tier properties creates an attractive business opportunity.

GEI is striving to accomplish the following during the next twelve to eighteen months:

1.

Develop a marketing strategy for outside golf round sales by beginning to establishing an annual golf pass program for our clients, allowing for discounted green fees along with other value-added items for regular customers.

2.

Develop a strategy for generating league play at specific golf course properties under our management.

3.

Develop Consulting Agreements with additional golf course properties to improve revenues.

Global-e Investments, Inc. anticipates that over the next 12 months the company will not hire any additional full- or part-time employees, as the services provided by the officers and directors of GeI appear sufficient during the initial growth stage.  Sales growth in the next six to 12 months is important for the GeI's plan of operations.  However, we cannot guarantee that we will generate such growth.  If we do not generate sufficient cash flow to support operations in the next 12 to 18 months, we may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  However, there can be no assurance that we would be able to raise enough capital to stay in business.

Risk Factors

We may be unable to continue as a going concern if we fail to generate sufficient revenues and/or fail to obtain additional capital.

We are a development stage entity with limited operations.   We will not be profitable until we establish a broader customer base for our golf management services and derive substantial revenues.  We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows.  There are no assurances that we will be able to generate any more sales beyond the two Consulting Agreements we have contracted.  If we are unable to generate sufficient revenues and cash flows to meet our costs of operations, we may be forced to cease our business.

We may be unable to continue as a going concern if we fail to obtain additional capital.

We have cash on hand in the amount of $21,338 as of December 31, 2004.  Additional financing might become necessary at some point in the future to maintain or expand our business.  Unfortunately, such financing may not be available on favorable terms, if at all.  Unless   we  begin  to  generate  sufficient  revenues  to  finance operations  as  a  going concern, we may experience  liquidity  and solvency problems.  Such liquidity and solvency problems may force us to go out of business if additional financing is not available.

If we are unable to generate market acceptance for our services, we will be unable to generate sufficient revenues to meet our expenses.

Our primary business model is to generate revenues by charging a fee to manage the operations of golf course properties.  The profit potential of our business is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance and recognition by our customers.   There can be no assurance that our services will achieve any market acceptance.  Furthermore, there is intense competition  among  golf course  property managers and a variety of related  pricing  models have  developed,  making it difficult to project future  levels  of revenues and applicable gross margins that can be sustained by  us.  Accordingly,  no assurance can be given that our business  will  be successful  or  that  we can sustain revenue  growth  and  maintain sufficient  gross  margins.  No assurance can  be  given  that  our services  will  achieve  market acceptance by  golf property  owners  or provide acceptable gross margins.  Failure to do so may force us to cease our operations.

We will be forced to cease operations if we are unable to compete for clients successfully.

We compete for business opportunities with a large number of golf course management companies of various sizes and we expect competition to increase.  Increased competition may result in fewer opportunities and higher costs of growth.  Many of our competitors are substantially larger and have substantially greater financial resources than us.  If we are unable to compete successfully, our business will suffer.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

Our operations depend substantially on the skills and experience of each of our officers and directors.   Without employment contracts, we may lose any of our officers and directors to other pursuits without sufficient warning and, consequently, go out of business.

Our  officers and directors are each involved in other  business activities  and  may,  in  the future,  become  involved  in  other business opportunities.  If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between Global-e and his other business interests.   We have not formulated a policy for the resolution of such conflicts.

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Global-e Investments, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2004 and 2003

and

Statements of Operations,

Stockholders’ Equity, and

Cash Flows

For the years ended

December 31, 2004 and 2003,

and

for the Period

January 31, 2001 (Date of Inception)

through

December 31, 2004

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel.)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Global-E Investments, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2004 and 2003, and the related statement of operations, stockholders’ equity, and cash flows for the years then ended, and for the period from January 31, 2001 (Date of Inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global-E Investments, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period January 31, 2001 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 23, 2005

Global-E Investments, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2004	2003

Assets

Current assets:
Cash	$21,338	$2,618
Accounts receivable	5,000	-
Total current assets	26,338	2,618

Fixed assets, net
	412	-

	$26,750	$2,618

Liabilities and Stockholders’ Equity

Current liabilities:	$-	$-

Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 and 5,300,000 shares issued and
outstanding as of 12/31/04 and 12/31/03, respectively	6,800	5,300
Additional paid in capital	44,850	8,850
(Deficit) accumulated during development stage	(24,900)	(11, 532)
	26,750	(2,618)

	$26,750	$2,618

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Statements of Operations

			January 31, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2004	2003	2004

Revenue	$10,000	$-	$10,000

Expenses:
General & administrative expenses	23,361	7,382	30,743
General & administrative expenses-related party	-	-	4,150
Depreciation	7	-	7
Total expenses	23,368	7,382	34,900

Net (loss)	$(13,368)	$(7,382)	$(24,900)

Weighted average number of
common shares outstanding – basic and fully diluted	6,722,131	5,019,589

Net (loss) per share – basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

January 2001
Founder shares issued
For services	4,150,000	$4,150	$-	$-	$4,150

Net (loss)
January 31, 2001
(Inception) to
December 31, 2001				(4,150)	(4,150)

Balance, December 31, 2001	4,150,000	4,150	-	(4,150)	-

Net (loss)
For the year ended
December 31, 2002				-	-

Balance, December 31, 2002	4,150,000	4,150	-	(4,150)	-

March 2003
Issued for cash	1,150,000	1,150	8,850		10,000
				-	-
Net (loss)
For the year ended
December 31, 2003				(7,382)	(7,382)

Balance, December 31, 2003	5,300,000	5,300	8,850	(11,532)	$2,618

January 2004
Issued for cash	1,500,000	1,500	36,000		37,500

Net (loss)
For the year ended
December 2004				(13,368)	(13,368)

Balance, December 31, 2004	6,800,000	$6,800	$44,850	$(24,900)	$26,750

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the years ended	January 31, 2001
	December 31,	(Inception) to
	2004	2003	December 31, 2004

Cash flows from operating activities
Net (loss)	$(13,368)	$(7,382)	$(24,900)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	4,150
Depreciation	7	-	7
Changes to operating assets and liabilities:
(Increase) in accounts receivable	(5,000)	-	(5,000)
Net cash (used) by operating activities	(18,361)	(7,382)	(25,743)

Cash flows from investing activities
Purchase of fixed assets	(419)	-	(419)
Net cash (used) by investing activities	(419)	-	(419)

Cash flows from financing activities
Issuances of common stock	37,500	10,000	47,500
Net cash provided by financing activities	37,500	10,000	47,500

Net increase in cash	18,720	2,618	21,338
Cash-beginning	2,618	-	-
Cash-ending	$21,338	$2,618	$21,338

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$4,150
Number of shares issued for services	-	-	4,150,000

The accompanying notes are an integral part of these financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Notes

Note 1 – History and organization of the company

The Company was organized January 31, 2001 (Date of Inception) under the laws of the State of Nevada, as Global-E Investments, Inc.  The Company has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company.  The Company was initially authorized to issue 25,000 shares of its no par value common stock.

On March 17, 2003, the Company amended its articles of incorporation to increase its authorized capital to 100,000,000 shares of $0.001 par value common stock.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2004 and 2003, respectively.

Equipment

The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

Equipment	5 years

Revenue recognition

The Company recognizes revenue and gains when earned and related costs of sales and expenses when incurred.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling, general and administrative expenses in 2004 and 2003.

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2004 and 2003.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.  The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004 and 2003.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Notes

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for the Company beginning October 1, 2005.  The Company does not believe adopting this new standard will have a significant impact to its financial statements.

Global-E Investments, Inc.

(A Development Stage Company)

Notes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based-Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005.  The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($24,900) for the period from January 31, 2001 (inception) to December 31, 2004, and had minimal sales of $10,000.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management believes that it has raised enough funds to sustain operations for a period of twelve months.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 4 – Fixed assets

Fixed assets as of December 31, 2004 consisted of the following:

Equipment	$ 419
Accumulated depreciation	(7)
$ 412

During the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $7 and $0, respectively.

Global-E Investments, Inc.

(A Development Stage Company)

Notes

Note 5 – Income taxes

For the years ended December 31, 2004 and 2003, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $24,900 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company’s deferred tax asset are as follows:

	As of December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	24,900	11,532
Total deferred tax assets	24,900	11,532

Net deferred tax assets before valuation allowance	24,900	11,532
Less: Valuation allowance	(24,900)	(11,532)
Net deferred tax assets	$-0-	$-0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Year Ended December 31
	2004	2003
Federal and state statutory rate	$(8,466)	$(3,921)
Change in valuation allowance on deferred tax assets	8,466	3,921
	$-0-	$-0-

Note 6 – Stockholders’ equity

On March 5, 2003, the Company effectuated a 1000-for-1 forward stock split for all shareholders as of that date.  All share and per share amounts have been retroactively restated to reflect the 1000-for-1 forward stock split.

The Company is currently authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On January 31, 2001, the Company issued 4,150 shares of its $0.001 par value common stock as founders’ shares to two officers and directors in exchange for services rendered in the amount of $4,150.  Due to the forward split of 1000-for-1, the number of shares has been retroactively restated to 4,150,000.

On March 31, 2003, the Company issued 1,150,000 shares of its $0.001 par value common stock to an officer and director in exchange for cash in the amount of $10,000.

On January 20, 2004, the Company met the minimum requirements in their Regulation D, Rule 504 offering, registered in Nevada, and issued a total of 1,500,000 shares of its $0.001 par value common stock in exchange for

Global-E Investments, Inc.

(A Development Stage Company)

Notes

cash of $37,500.  The offering did not raise any additional funds and formally closed on February 24, 2004.

As of December 31, 2004, there have been no other issuances of common stock.

Note 7 – Warrants and options

As of December 31, 2004 and 2003, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

The Company does not lease or rent any property.  Office space and services are provided without charge by a director and shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Note 9 – Major customers

During the year ended December 31, 2004, two customers accounted for 100% of the Company's revenue.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not  absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM

Jamie Kerr	37	President	January 2005 – 2006	1 year(1)

John Shaffer	64	Treasurer and Secretary	January 2005 – 2006	1 year(1)

Footnotes:

(1)

Directors hold office until the next annual stockholders’ meeting to be held in 2006 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

Set forth below are summary descriptions containing the name  of our  directors and officers, all positions and offices  held  with us, the period during which such officer or director has served as such,  and the business and educational experience of each  during at least the last five years:

Jamie Kerr, President, Director of Marketing, Secretary and Treasurer, has made a career in the fields of business development and marketing.   Prior to forming GEI, Mr. Kerr was Business Development Manager for Kitchell CEM from 2001 through 2002.  While at Kitchell CEM, he was responsible for identifying and developing relationships with potential clients.  During 2000, he was an Associate Marketing Director with Arcadis-Giffels, where he generated new client contacts and maintained existing client relationships to foster repeat business.  Before joining Arcadis-Giffels, Mr. Kerr was a Manager of Business Development at the Arizona Department of Commerce from 1993 to 2000.    His responsibilities at the Department of Commerce included leading business recruitment efforts to bring companies to Arizona and create jobs in Arizona.   Mr. Kerr graduated from the University of Northern Colorado in 1991 with a Bachelor of Arts in Social Science.   He also studied at the University of Oklahoma’s Economic Development Institute in 1996.   Mr.  Kerr is  a  member  of several  professional organizations,  including  the  Arizona  Association   of   School Business  Officials, the National Association  of  Industrial  Office Properties, the Arizona Association of Industries, the Arizona Association for  Economic Development, the American Economic Development  Council, the Arizona  Small  Business  Association,  the Rural  Arizona  Economic Development  Advisory Council and the Greater Phoenix  Chamber  of Commerce.

John Shaffer, Secretary and Treasurer, previously held the position   of   Secretary   and   Board   member   for   Corporate Communications Network in Scottsdale, Arizona.   Mr. Shaffer  has held  these  positions from 1992 through 2003 and was  responsible for  maintaining  the  books  and records  of  the  Company.   Mr. Shaffer is also active in real estate, having obtained his real estate license in 1990.  Previously Mr. Shaffer attended Kent State University where he received his degree in education.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions.  Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2004.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant Employees

We   do   not have employment agreements with our executive officers.   We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers.  There has  been  no  discussion  with any of our officers  regarding  any potential  terms  of  these agreements, nor have  such  terms  been determined  with any specificity.  We plan to have these agreements completed by the beginning of the next year.  We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future.  In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Jamie Kerr	2004	-	-	-	-	-	-	-
President	2003	-	-	-	-	-	-	-
	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	4,000

John Shaffer	2004	-	-	-	-	-	-	-
Treasurer and	2003	-	-	-	-	-	-	-
Secretary	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	150

Directors' Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees.   Any future  compensation  to  be  paid to  these  individuals  will  be determined  by  our  Board of Directors, and employment  agreements will  be  executed.   We do not currently have plans to pay any

compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2004 certain information regarding the beneficial ownership of our common stock by:

1.   Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.   Each of our directors and executive officers and

3.  All of our directors and executive officers as a group.

Except  as  otherwise indicated, the persons or  entities  listed below  have  sole voting and investment power with respect  to  all shares  of common stock beneficially owned by them, except  to  the extent  such  power  may be shared with a  spouse.   No change in control is currently being contemplated.

 TITLE OF                                    NAME AND ADDRESS             AMOUNT AND           % OF

  CLASS                                      OF BENEFICIAL OWNER           NATURE OF              CLASS

                                                                                                              BENEFICIAL

                                                                                                                OWNER

--------------------------------------------------------------------------------------------------------------------------------------

Common                                              Jamie Kerr, President and           5,150,000                    97.17%

Stock                                                    Director (1)

Common                                              John Shaffer, Secretary,                150,000                      2.83%

Stock                                                   Treasurer and Director (1)

 Officers and Directors as a Group                                                          5,300,000                    100.00%

Footnotes:

(1)   The address of officers and directors in the table is c/o   Global-e Investments, Inc., 2925 N. 67th Place,

        Scottsdale, AZ 85251

Change in Control

No arrangements exist that may result in a change of control of Global-e Investments, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On  January  31, 2001, we issued 4,150 shares of our  $0.001  par value  common  stock  as founders' shares to Jamie  Kerr  and  John Schaffer, officers and directors, in exchange for services rendered in  the  amount of $4,150.  Due to the forward split of 1000-for-1, the number of shares has been retroactively restated to 4,150,000.

On March 31, 2003, we issued 1,150,000 shares of our $0.001 par value common stock to Jamie Kerr, an officer and director, in exchange for cash in the amount of $10,000.

We do not lease or rent any property.  Office space and services are provided without charge by a director and shareholder.

ITEM 13.  EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

a.  Articles of Incorporation of Global-E Investments, Inc. filed on January 31, 2001, incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC.

b. Bylaws of Global-e Investments, Inc. adopted on December 31, 2001, incorporated by reference to the Registration Statement on Form 10SB12G, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2004	2003

AUDIT FEES	$3,080.00	$1,500.00
AUDIT-RELATED FEES	$405.00	$-
TAX FEES	$240.00	$-
ALL OTHER FEES	$-	$-

TOTAL FEES	$4,445.00	$1,500.00

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Global-e Investments, Inc.

Signature	Title	Date

/s/ Jamie Kerr	Chief Executive Officer and	February 25, 2005
Jamie Kerr	President

/s/John Shaffer	Secretary/Treasurer
John Shaffer	Chief Financial Officer	February 25, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jamie Kerr	Chief Executive Officer and	February 25, 2005
Jamie Kerr	President

/s/John Shaffer	Secretary/Treasurer
John Shaffer	Chief Financial Officer	February 25, 2005