Form 10QSB
period 2005-03-31
GLOBAL E INVESTMENTS INC
filed 2005-05-11
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,800,000

GLOBAL-E INVESTMENTS, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on February 28, 2005, and subsequent amendments made thereto.

Global-E Investments, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2005
Assets

Current assets:
Cash	$9,406
Total current assets	9,406

Fixed assets, net	391

$9,797

Liabilities and Stockholders' Equity

Current liabilities	$-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 shares issued and outstanding	6,800
Additional paid-in capital	44,850
(Deficit) accumulated during development stage	(41,853)
9,797

$9,797

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

			January 31, 2001
	Three Months Ending		(Inception) to
	March 31,		March 31,
	2005	2004	2005

Revenue	$-	$-	$10,000

Expenses:
General and administrative expenses	16,887	4,583	47,630
General and administrative expenses-related party	-	-	4,150
Depreciation	21	-	28
Total expenses	16,908	4,583	51,808

(Loss) before provision for income taxes	(16,908)	(4,583)	(41,808)

Provision for income taxes	(45)	-	(45)

Net (loss)	$(16,953)	$(4,583)	$(41,853)

Weighted average number of
common shares outstanding – basic and fully diluted	6,800,000	6,486,813

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

		January 31, 2001
	Three Months Ending	(Inception) to
	March 31,	March 31,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$(16,953)	$(4,583)	$(41,853)
Adjustments to reconcile net (loss) to cash (used) by
operating activities:
Shares issued for services	-	-	4,150
Depreciation	21	-	28
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,000	-	-
Net cash (used) by operating activities	(11,932)	(4,583)	(37,675)

Cash flows from investing activities
Purchase of fixed assets	-	-	(419)
Net cash (used) by investing activities	-	-	(419)

Cash flows from financing activities
Issuance of common stock	-	37,500	47,500
Net cash provided by financing activities	-	37,500	47,500

Net increase (decrease) in cash	(11,932)	32,917	9,406
Cash – beginning	21,338	2,618	-
Cash - ending	$9,406	$35,535	$9,406

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$45	$-	$45

Non-cash transactions:
Shares issued for services	$-	$-	$4,150
Number of shares issued for services	-	-	4,150,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($41,853) for the period from January 31, 2001 (inception) to March 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Some of the shareholders of the Company have agreed to provide funds as a loan over the next twelve-month period, as necessary.  However, the Company is entirely dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful in obtaining any such financing.  Without sufficient funds, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

Item 2. Management's Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Global-E Investments, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Global-E's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

We were incorporated on January 31, 2001, and have not yet fully begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.

We have initially targeted golf course property owners and facilities management teams in Arizona as our potential clients.  In September of 2004 we signed up our first two clients, Vistal Golf Club, and Meadow Brook Golf Club, both of which are located in Arizona.  Letters of understanding were signed and initial fees of $5,000 each, for a total of $10,000 were received and recognized as revenues.  We did not generate any revenues in the three month periods ended March 31, 2005 and 2004.

We plan to work with the directors of each golf club to develop a marketing strategy to enhance tee sheet reservations sales.  We have contracted the services of a PGA Professional to begin establishing an annual golf pass program for our clients, allowing for discounted green fees along with other value-added items for regular customers.  These discounted rounds of golf should help fill any potential gaps in tee time reservations.  At this time we have been in contact with over twenty golf courses. Seventeen golf courses have agreed to participate in the pass book program, they are, WE KO PA, Sunridge Canyon, Eagle Mountain, and Desert Canyon in Fountain Hills Arizona; Sanctuary, The Phoenian, Orange Tree, Kierland, Dove Valley, Troon North, Talking Stick, and Gray Hawk in Scottsdale Arizona; ASU Karsten in Tempe Arizona; Legacy in Phoenix Arizona; Longbow, and Las Sendas in Mesa Arizona.  When we have commitments from twenty five golf courses we will produce the pass book.  We receive no revenue from the golf courses but will derive revenue from the sale of the pass book.  We also intend to target golfers staying at hotels in the vicinity of our clients' properties by offering incentive packages to local travel agents and transportation companies for referrals.

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

Total expenses for the three months ended March 31, 2005 were $16,908, consisting general and administrative expenses and depreciation.  For the three months ended March 31, 2004, we incurred general and administrative expenses in the amount of $4,583.  Management believes that the increase in expenditures can be ascribed to the implementation of the business plan and the development of a website.  Total expenses since our inception to March 31, 2005 were $41,808, of which $47,630 is accredited to general and administrative, $4,150 was paid to related parties and classified as general and administrative expenses and $28 in depreciation.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and level of revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2005 and 2004, our net losses were $16,953 and $4,583, respectively.  From the date of our inception to March 31, 2005, we had a cumulative deficit of $41,853.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

Since our incorporation, we have raised capital through sales of our common equity.  All told, we raised $47,500 in cash from sales of our common stock.  In addition, we issued shares of our common stock in lieu of cash to pay for services rendered to us.  We have executed two letters of agreement with two client and have been paid retainer fees.

We believe that our cash on hand as of March 31, 2005 of $9,406 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We currently do not have any recurring financial obligations that require immediate capital to finance.  We expect to have negative cash flows for the fiscal year 2005.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash within the next 12 months.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

(1) incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC on April 28, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL-E INVESTMENTS, INC.
(Registrant)

By: /s/ Jamie Kerr
Jamie Kerr, President

Date: May 10, 2005