Form 10QSB
period 2005-06-30
GLOBAL E INVESTMENTS INC
filed 2005-07-27
CIK 1285828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-50709

GLOBAL-E INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 North 67th Place Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)

(480) 945-2232
(Registrant's telephone number, including area code)

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

GLOBAL-E INVESTMENTS, INC.

(A Development Stage Company)

Table of Contents

                                                                                                                                                                    Page

Unaudited Financial Statements                                                                                                                3

        Balance Sheet                                                                                                                                     4

        Statements of Operations                                                                                                                  5

        Statements of Cash Flows                                                                                                                 6

        Notes                                                                                                                                                   7

Management's Discussion and Plan of Operation                                                                                   8

Controls and Procedures                                                                                                                           9

PART II - OTHER INFORMATION                                                                                                       10

Other Information                                                                                                                                    11

Exhibits and Reports on Form 8-K                                                                                                        12

SIGNATURES                                                                                                                                         13

PART I - FINANCIAL INFORMATION

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

Global-E Investments, Inc.

(a Development Stage Company)

Balance Sheet

(Unaudited)

June 30,
2005
Assets

Current assets:
Cash	$5,309
Total current assets	5,309

Fixed assets, net	3,406

$8,715

Liabilities and Stockholders' Equity

Current liabilities	$-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,800,000 shares issued and outstanding	6,800
Additional paid-in capital	44,850
(Deficit) accumulated during development stage	(42,935)
8,715

$8,715

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Operations

(Unaudited)

					January 31, 2001
	Three Months Ending		Six Months Ending		(Inception) to
	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005

Revenue	$-	$-	$-	$-	$10,000

Operating expenses:
General and administrative expenses	902	8,237	17,789	12,820	48,532
General and administrative expenses - related party	-	-	-	-	4,150
Depreciation	181	-	202	-	209
Total expenses	1,083	8,237	17,991	12,820	52,891

(Loss) before provision for income taxes	(1,083)	(8,237)	(17,991)	(12,820)	(42,891)

Provision for income taxes	-	-	(45)	-	(45)

Net (loss)	$(1,083)	$(8,237)	$(18,036)	$(12,820)	$(42,935)

Weighted average number of
common shares outstanding - basic and fully diluted	6,800,000	6,800,000	6,800,000	6,643,407

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The Accompanying Notes are an Integral Part of These Financial Statements.

Global-E Investments, Inc.

(a Development Stage Company)

Statements of Cash Flows

(Unaudited)

			January 31, 2001
	Six Months Ending		(Inception) to
	June 30,		June 30,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$(18,036)	$(12,820)	$(42,935)
Adjustments to reconcile net (loss) to cash (used) by
operating activities:
Shares issued for services	-	-	4,150
Depreciation	202	-	209
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,000	-	-
Net cash (used) by operating activities	(12,834)	(12,820)	(38,576)

Cash flows from investing activities
Purchase of fixed assets	(3,195)	-	(3,614)
Net cash (used) by investing activities	(3,195)	-	(3,614)

Cash flows from financing activities
Issuance of common stock	-	37,500	47,500
Net cash provided by financing activities	-	37,500	47,500

Net increase (decrease) in cash	(16,029)	24,680	5,309
Cash - beginning	21,338	2,618	-
Cash - ending	$5,309	$27,298	$5,309

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services	$-	$-	$4,150
Number of shares issued for services	-	-	4,150,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($42,935) for the period from January 31, 2001 (inception) to June 30, 2005, and had minimal sales of $10,000.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Some of the shareholders of the Company have agreed to provide funds as a loan over the next twelve-month period, as necessary.  However, the Company is entirely dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing.  There are no assurances that the Company will be successful in obtaining any such financing.  Without sufficient funds, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

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

Global-E Investments, Inc.

(a Development Stage Company)

Notes

Note 4 - Fixed assets

Fixed assets consists of the following:

June 30, 2005

Equipment	$ 3,614

Less accumulated depreciation	(209)

Total	$ 3,406

Depreciation expense totaled $202 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Note 5 - Subsequent Events

On July 18, 2005, the Company entered into an asset purchase agreement with NowAuto, Inc., a Nevada corporation, whereby the Company will purchase all of the assets of NowAuto, Inc. and its wholly-owned subsidiaries Navicom, Inc. and Sunburst Car Company, Inc.

In exchange for the assets of NowAuto, the Company shall issue to NowAuto 8,157,661 shares of $0.001 par value common stock of the Company.  Concurrently, on the closing date, the present officers of the Company, or an entity controlled by them or under their common control, will acquire all of the golf-related assets and liabilities of the Company, for which these officers and director will return an aggregate of 5,250,00 shares of the Company currently in their possession.  Pursuant to the asset purchase agreement, at closing, NowAuto shall own approximately 84.03% of the issued and outstanding common stock of the Company.

Upon consummation of the agreement, the Company will change its name from Global-e Investments, Inc. to NowAuto, Inc. and NowAuto's existing management will assume their same positions.

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

Management's Discussion and Plan of Operation

We were incorporated on January 31, 2001, and have not yet fully begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.

On July 18, 2005, we entered into an asset purchase agreement with NowAuto, Inc., a Nevada corporation, whereby we will purchase all of the assets of NowAuto, Inc.  As a result of this transaction, we will cease our golf-related operations and pursue the business of NowAuto, Inc., and its wholly-owned subsidiaries Sunburst Car Company, Inc., which operates four auto dealerships in the Southwest, and Navicom, Inc., a GPS Tracking Tier I provider.

We generated no revenues in the periods ended June 30, 2005 and 2004.  Our total revenues since inception were $10,000.

Total expenses for the three months ended June 30, 2005 were $1,083, consisting of general and administrative expenses and depreciation.  For the three months ended June 30, 2004, we incurred general and administrative expenses in the amount of $8,237.  Expenses for the year to date were $17,991, as opposed to $12,820 in the prior year.  Total expenses since our inception to June 30, 2005 were $52,891, of which $48,532 is accredited to general and administrative, $4,150 was paid to related parties and classified as general and administrative expenses and $209 was incurred in depreciation expense.

As a result of our expenses and level of revenues, we have incurred net losses since our inception.  For the three months ended June 30, 2005 and 2004, our net losses were $1,083 and $8,237, respectively.  During the six months ended June 30, 2005 we incurred a net loss of $18,036, while we had a net loss of $12,820 in the prior year.  From the date of our inception to June 30, 2005, we had a cumulative deficit of $42,935.

We believe that our cash on hand as of June 30, 2005 of $5,309 is not sufficient to continue operations for the next at least 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We currently do not have any recurring financial obligations that require immediate capital to finance.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash within the next 12 months.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  In light of the asset purchase agreement with NowAuto, we no longer intend to pursue our golf-related activities.  As a result, we believe that the results of our operations set forth in this quarterly report are not indicative of our future prospects and new business model.

Our management does not expect to incur research and development costs.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

We have not paid for expenses on behalf of our director.  Additionally, we believe that this fact shall not materially change.

We have no plans to seek a business combination with another entity in the foreseeable future.

Our management does not anticipate the need to hire additional full- or part-time employees over the next 12 months.

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

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

PART II - OTHER INFORMATION

Other Information

Effective July 18, 2005 Global-e Investments, Inc., a Nevada corporation (the "Issuer" or "GEIV"), consummated an asset purchase agreement (the "Agreement") with NowAuto, Inc., a Nevada corporation engaged primarily in the retail sales of used automobiles and through its subsidiaries Sunburst Car Company, Inc. and Navicom, Inc., both of which are Arizona corporations, is also engaged in the development of software and other technologies in support of its retail sales and sales price collection activities (collectively referred to hereinafter as "NowAuto").  The material terms and conditions contained in the asset purchase agreement are set forth herein.

On the closing date of the agreement (the "Closing"), NowAuto shall sell, transfer and assign to GEIV all of the assets and liabilities owned by NowAuto or in which NowAuto has any rights, title or interest.  As a result of the purchase of all of its assets, NowAuto will cease to operate its business as a sole and separate entity.

In exchange for the assets of NowAuto, GEIV shall issue to NowAuto 8,157,661 shares of $0.001 par value common stock of GEIV (the "Shares"), which NowAuto shall acknowledge as fair, just and reasonable compensation for the purchased assets.  The Shares shall be "restricted securities," as that term is defined in Paragraph (a)(3) of Rule 144, under the Securities Act of 1933, as amended (the "Securities Act").  Concurrently, on the closing date, the present officers of GEIV, or an entity controlled by them or under their common control, will acquire all of the golf-related assets and liabilities of GEIV, for which these officers and director will return an aggregate of 5,250,00 shares of GEIV in their possession.

As a result of the foregoing, following the Closing the capitalization of GEIV is anticipated to be as follows:

	Shares	% of Total

Owned by current GEIV officers and directors	50,000	0.52%
Owned by GEIV shareholders	1,500,000	15.45%
Owned by NowAuto	8,157,661	84.03%

Total Issued and Outstanding GEIV common stock	9,707,661	100.00%

Pursuant to the asset purchase agreement, at closing, GEIV shall issue to NowAuto 8,157,661 shares of its common stock, representing 84.03% of the outstanding GEIV common stock upon consummation of the Agreement, in exchange for all of the assets of NowAuto.  The consideration set forth in the Agreement was determined as a result of arm's-length negotiations between the parties.

Closing of the Agreement is subject to approval of the Agreement by the Board of Directors of both companies.

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

2	Asset Purchase Agreement

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Jamie Kerr

(b) John Shaffer

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form 10-SB, as amended, previously filed with the SEC on April 28, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL-E INVESTMENTS, INC.
(Registrant)

Signature	Title	Date

/s/ Jamie Kerr	President and	July 27, 2005
Jamie Kerr	Chief Executive Officer