Form 10QSB
period 2005-09-30
NowAuto Group, Inc.
filed 2005-11-14
CIK 1285828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:                            Commission file number:
     September 30, 2005                                         000-50709

                               NOWAUTO GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               77-0594821
           ------                                               ----------
(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                      Identification No.)

            2239 N. Hayden Road, Suite 100, Scottsdale, Arizona 85257
            ---------------------------------------------------------
          (address of principal executive offices, including zip code)

                                 (480) 999-0007
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [X]   NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]  No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

           Title of Each Class               Outstanding at September 30, 2005
  -------------------------------------      ---------------------------------
Common Stock, par value $0.001 per share                 9,707,661

Part I
Financial Information
Item 1. Financial Statements


                                 NOWAUTO GROUP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                     ASSETS
                                     ------
                                                   September 30,     June 30,
                                                       2005            2005
                                                    (unaudited)
                                                   -------------   ------------
CURRENT ASSETS
     Cash                                           $   266,074    $   736,910
     Accounts Receivable - Net                        1,993,478         48,300
     Other Receivables                                    6,029
     Inventory                                          486,484        336,386
     Prepaid Expenses                                    40,406
                                                    -----------    -----------

     Total Current Assets                             2,786,442      1,127,625
                                                    -----------    -----------

EQUIPMENT, net                                          360,253          3,920
                                                    -----------    -----------

OTHER ASSETS
     Contract Reserves                                  213,887
     Goodwill                                         1,324,747      1,628,482
                                                    -----------    -----------

     Total Long Term Assets                           1,538,634      1,628,482
                                                    -----------    -----------

TOTAL ASSETS                                        $ 4,685,329    $ 2,760,027
                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current Liabilities
     Accounts Payable                               $   671,300    $   329,425
     Taxes Payable                                      420,960        117,680
     Accrued Payroll Payable                             93,840         17,455
     Repossession Accrual                                70,663        118,616
     Demand Notes Payable - Shareholder                   5,065         99,565
                                                    -----------    -----------

TOTAL LIABILITIES                                     1,261,828        682,741
                                                    -----------    -----------

STOCKHOLDERS' EQUITY

     Common Stock, authorized
     100,000,000 shares, $0.001 par value;
     Issued and outstanding September 30, 2005,
     9,707,661 shares; June 30, 2005
     8,157,661 shares                                     9,707          8,157

     Paid in Capital                                  3,521,567      3,523,117

     Subscriptions Receivable                         1,135,500             --

     Retained Earnings/(Deficit)                     (1,243,272)    (1,453,988)
                                                    -----------    -----------

     Total Stockholders' Equity/(Deficit)             3,423,502      2,077,286
                                                    -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 4,685,330    $ 2,760,027
                                                    ===========    ===========


        The accompanying notes are an integral part of these statements

                                 NOWAUTO GROUP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                                   3 months          3 months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                     2005              2004
                                                  (unaudited)       (unaudited)
                                                 -------------     -------------

INCOME
      Vehicle Sales                              $  3,938,986             6,595
      GPS Unit Sales/Air Time                         141,119      $         --
      Finance Income                                   31,913
                                                 ------------      ------------

      Gross Income                                  4,112,018             6,595

COST OF GOODS SOLD                                  3,033,401             2,776
                                                 ------------      ------------

      Gross Profit / (Loss)                         1,078,617             3,819
                                                 ------------      ------------

EXPENSES
      General and Administrative                      767,765             5,116
                                                 ------------      ------------

      Total Expense                                   767,765             5,116
                                                 ------------      ------------

(LOSS) BEFORE INCOME TAXES                            310,852            (1,297)

      Provision for Income Taxes                      100,136                --
                                                 ------------      ------------

NET INCOME(LOSS)                                 $    210,716            (1,297)
                                                 ============      ============

BASIC and DILUTED
Net (Loss) per Common Share                      $       0.02                 a
                                                 ------------      ------------

Weighted Average Number of
      Common Shares Outstanding                     9,701,661        14,986,544
                                                 ============      ============


a = less than $0.01 per  share

        The accompanying notes are an integral part of these statements



                                 NOWAUTO GROUP

                   CONSOLIDATED CONDENSED STOCKHOLDERS' EQUITY
                   -------------------------------------------




                                            Common Stock
                                       ------------------------      Paid in  Subscriptions    Accumulated      Total
                                           Shares        Amount      Capital    Receivable       Deficit        Equity
                                       -------------------------  ------------  ----------    -------------   ------------
Balance, June 30, 2003                      319,878    $    320   $      (320)  $        -    $           -    $        -

Common Shares Issued to Founders         13,333,333      13,333        (9,333)                                      4,000

Common Shares Subscribed                  1,333,333       1,333       998,667   (1,000,000)                             -

Net (Loss)                                                                                           (4,000)       (4,000)
                                          ---------    --------   -----------    ---------    -------------   -----------

Balance, June 30, 2004                   14,986,544      14,986       989,014   (1,000,000)          (4,000)            -

Cash received  on Subscriptions
     Receivable with additional Shares                                                                                  -
     Issued                               3,666,667       3,666        (3,666)   1,000,000                      1,000,000
Common Shares Issued for Cash             1,666,667       1,667       998,333                                   1,000,000
Common Shares Issued for acqusition         143,375         143        85,882                                      86,025
Common Shares Issued for acqusition         178,667         178       214,223                                     214,401
Common Shares Issued for Cash               166,667         167       449,908                                     450,075
Common Shares Cancelled                 (13,333,333)    (13,333         9,333                                      (4,000)
Common Shares issued for Service            615,741         616       680,157                                     680,773
Common Shares Issued for Cash                66,667          67        99,933                                     100,000
                                                                                                                        -
Net (Loss)                                                                                       (1,449,988)   (1,449,988)
                                          ---------    --------   -----------    ---------    -------------   -----------

Balance, June 30, 2005                    8,157,661       8,157     3,523,117            -       (1,453,988)    2,077,286

Stock Subscribed                                                                 1,135,500                      1,135,500
Purchase of E-Global Investments          1,550,000       1,550        (1,550)

Net Income (Loss) for quarter                                                                       210,716       210,716
                                          ---------    --------   -----------    ---------    -------------   -----------
                                          9,707,661    $  9,707   $ 3,521,567    1,135,500    $  (1,243,272)  $ 3,423,502
                                          =========    ========   ===========    =========    =============   ===========

    The accompanying notes are an integral part of these statements



                                 NOWAUTO GROUP

                   CONSOLIDATED CONDENSED STOCKHOLDERS' EQUITY
                   -------------------------------------------

                                                        3 months     3 months
                                                          ended        ended
                                                      September 30, September 30,
                                                          2005          2004
                                                      (unaudited)    (unaudited)
                                                      ------------   ------------
Operating Activities

      Net Income                                      $   210,716    $    (1,297)

      Significant Non-Cash Transactions
           Common Stock for Goodwill Purchase
           Common Stock for Services
           Common Stock Cancelled
           Depreciation/Amortization Expense               11,743
      Changes in assets and liabilities
           (Increase)/Decrease in Receivables          (1,939,149)
           (Increase)/Decrease in Inventory              (150,098)
           (Increase/Decrease in Prepaids                 (40,406)
           (Increase/Decrease in Contract Reserves       (213,887)
           Increase/(Decrease) in Accounts Payable        341,875          1,536
           Increase/(Decrease) in Other Liabilities       331,712
                                                      -----------    -----------

Net Cash (Used) by Operating Activities                (1,447,494)           239
                                                      -----------    -----------

Investing Activities
           Purchase of Fixed Assets                       (64,341)            --
           Purchase of Goodwill                                --
                                                      -----------    -----------

Net Cash (Used) by Investing Activities                   (64,341)            --
                                                      -----------    -----------

Financing Activities
      Stock Subscriptions Sold/Paid                     1,135,500         12,000
      Proceeds from Sale of Common Stock                       --             --
      Payments on Shareholder Loans                       (94,500)
                                                      -----------    -----------

Cash Provided by Financing Activities                   1,041,000         12,000
                                                      -----------    -----------

Net Increase/(Decrease) in Cash                          (470,835)        12,239

Cash, Beginning of Period                                 736,910             --
                                                      -----------    -----------

Cash, End of Period                                   $   266,075    $    12,239
                                                      ===========    ===========

Significant Non-Cash Transactions
      Merger with Global-E Investments see notes

Supplemental Information:
      Period Interest                                 $        --    $        --
      Income Taxes Paid                                        --             --



        The accompanying notes are an integral part of these statements

                               NOWAUTO GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  ORGANIZATION AND BUSINESS

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock. On August 31, 2004 the name was changed to NowAuto, Inc.

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells older model used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2005, the Company operated four lots located in metro Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom Corporation., which markets GPS tracking units.

On July 21, 2005 the Company was purchased by Global-E Investments, Inc. Since Global-E was a non operating company, this purchase was accounted for as a recapitalization stock exchange reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. and for historically accounting purposes the accounting records of Now Auto will be shown. Global-E Investments has changed its name to Now Auto Group, Inc.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of NowAuto Group, Inc. and its subsidiary. All significant inter-company accounts and transactions have been eliminated. The Company operates on a June 30 fiscal year.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Concentration of Risk
---------------------

The Company provides financing in connection with the sale of substantially all of its vehicles. These financed notes are then subsequently sold to outside finance companies. Periodically, the Company maintains cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Finance Receivables, Repossessions and Charge-offs and allowance for Credit
Losses
---------------------------------------------------------------------------

The Company originates installment sale contracts from the sale of used vehicles at its dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts.

Used Car Inventory
------------------

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicle reconditioning costs are capitalized as a component of inventory. Repossessed vehicles are recorded at fair value, which approximates wholesale value. The cost of used vehicles sold is determined using the specific identification method.

GPS Devices Inventory
---------------------

The Company purchases all of its GPS devices for sale. These devices are stated at cost.

Equipment
---------

Property and equipment are stated at cost. Expenditures for additions, renewals and improvements are capitalized. Costs of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of the estimated life of the improvement or the lease period. The lease period includes the primary lease term plus any extensions that are reasonably assured. Depreciation is computed principally using the straight-line method generally over the following estimated useful lives:


                  Furniture, fixtures and equipment           3 to 7 years
                  Leasehold improvements                      5 to 15 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the impaired assets exceed the fair value of such assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

Sales Tax
---------

The Company pays sales taxes to local and state governmental agencies on vehicles sold. Calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. The Company is not current with its filings of reports nor payments of the sales taxes.

Income Taxes
------------

Income taxes are accounted for under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled.

Revenue Recognition
-------------------

Revenues from the sale of used vehicles are recognized when the sales contract is signed, the customer has taken possession of the vehicle and, if applicable, financing has been approved.

Revenue from GPS units devices is recognized when a unit has been ordered and shipped.

Advertising Costs
-----------------

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $98,695 and $0 for the quarter ended September 30, 2005 and 2004, respectively.

Earnings per Share
------------------

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in the earnings of the Company. In computing diluted earnings per share, the Company utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock Option Plans
------------------

As of September 30, 2005 the Company had no employee stock ownership plan.

Repossession Accrual
--------------------

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars by outside finance companies which were sold contracts with recourse.



Note 3.  FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net
--------------------------------

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. Currently the Company sells a portion of its contracts to third party finance companies. At June 30, 2005, the Company was not holding any of its own contracts. As of September 30, 2005 the Company was holding financed contracts. These are shown below.

              Financed Contracts Receivable                    $ 1,985,132
              Allowance for doubtful accounts                      (71,602)
                                                               -----------
              Financed Contracts-net                           $ 1,913,530
                                                               -----------

Accounts Receivable - Net
-------------------------

The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:
                                                 September 30,    June 30,
                                                          2005        2004
                                                          ----        ----

     Accounts Receivable                              $ 85,051    $ 49,794
          Less: Allowance for Doubtful Accounts         (5,103)     (1,494)
                                                      --------    --------
     Net Accounts Receivable                          $ 79,948    $ 48,300
                                                      ========    ========


     Total Receivables                                       $


Note 4.  PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

                                              September 30,       June 30,
                                                       2005           2005
                                                       ----           ----

     Furniture, fixtures and Equipment            $ 272,567      $   4,491
     Leasehold improvements                         100,000              0
          Less accumulated depreciation             (12,314)          (571)
                                                  ---------      ---------
     Net Equipment                                $ 360,253      $   3,920
                                                  =========      =========

Note 5.    GOODWILL (Including Recent Purchases)

During the fiscal year ending June 30, 2005, the Company purchased the rights to three small used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2005 was as follows:

     Year Ending June 30,                          2005             2004
     --------------------                          ----             ----
     Navicom purchase                           $  214,401       $        0
     Mesa Lot Purchase                             498,028                0
     Tucson Lot Purchase                           164,318                0
     Sunburst Lot Purchase                         751,735                0
                                                ----------       ----------
              Total                             $1,628,482       $        0
                                                ==========       ==========

In the above figures the purchase of the Sunburst lot is included in the Goodwill amount as of June 30, 2005.

On July 7, 2005 the depreciable portion of the purchase price listed above, $350,000, was reallocated to equipment and furniture.

Note 6.  INCOME TAXES

The provision for income taxes for the fiscal quarters ended June 30, 2005 and 2004 were as follows below. A valuation account has been set up in the amount of the deferred asset.

     Quarter ended September 30,                          2005       2004
     ---------------------------                          ----       ----
     Provision for income taxes:
              Current taxes payable                    $      0    $      0
              Change in the deferred tax asset
              (net of the valuation account)            100,136           0
                                                       --------    --------
                       Total                           $100,136    $      0
                                                       ========    ========

The Company is not current with its filing of income tax reports.

Note 7.  STOCKHOLDERS' EQUITY

Common Stock
------------

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001 and as of June 30, 2004 had 44,959,633 common shares issued and outstanding that includes 4,000,000 shares issued for $1,000,000 subscriptions receivable for a 504 offering. On August 31, 2004 the name was changed to NowAuto, Inc.

During the twelve months ended June 30, 2005 the Company issued an additional 11,000,000 common shares in receipt of $1,000,000 cash payment for the subscriptions receivable executed during the prior period 504 offering.

During the period ended June 30, 2005 the Company issued and additional 5,000,000 shares for $1,000,000 cash in a second 504 offering.

On October 19, 2004 the Company issued 430,126 shares valued at $86,025 to assume a 100% interest in a used auto dealership and the receipt of a non complete agreement.

On September 3, 2004, 2005 the company issued 536,002 common shares valued at $214,401 to purchase its wholly owned subsidiary Navicom Corporation.

In November, 2004 the Company authorized issue of 1,500,000 common shares valued at $330,000 to its CEO for professional services.

On February 4, 2005 the Company issued 500,000 restricted common shares in a private placement for $450,075 cash.

On February 16, 2005 Company issued 50,000 common share to the founder for services and the surrender of 40,000,000 shares that where immediately cancelled.

On May 6, 2005 the Company issued 297,223 shares for services rendered to the company valued at $350,723.

On June 21, 2005 the Company issued 200,000 common shares in a private placement for $100,000 cash.

During the quarter ended September 30, 2005 the Company received $1,135,500 as stock subscriptions through private placements.

NOTE 8.  COMPANY ACQUSITIONS

Navicom Corporation
-------------------

On September 3, 2004 The Company issued 536,002 shares valued at $214,401 to purchased Navicom Corporation. Listed below is the balance sheet of Navicom at the date of purchase:

                  Assets
                  ------
                  Cash                                          $ 1,689
                  Accounts Receivable                            26,223
                  Furniture & Fixtures                            1,551
                                                               --------
                  Total Assets                                  $29,463
                                                                =======

                  Liabilities and Stockholders Equity
                  -----------------------------------
                  Accounts Payable                              $11,744
                  Payroll                                           908
                  Sales Tax Payable                                 364
                  Loan                                           15,000
                                                                -------
                  Total Liabilities                              28,016

                  Net Equity                                      1,447
                                                                -------
                  Total Liabilities and
                       Stockholders Equity                      $29,463
                                                                =======

NowAuto Mesa Car Lot
--------------------

On October 18, 2004 the Company assumed the lease and lot operations of a used car lot located in Mesa, Arizona. The Company issued 430,126 shares of common stock valued at $86,025 and $412,003 accounts receivable in the form of auto financing contracts for a total purchase price of $498,028.

NowAuto Tucson Car Lot
----------------------

The Company assumed the lease of a used car lot located in Tucson, Arizona during May 2005. The Company issued $164,318 worth of accounts receivable in the form of auto financing contracts for the purchase.

Sunburst Lot
------------

On January 17, 2005 the Company agreed to purchase the lot lease and name use (Sunburst) from Sunburst Car Company, Inc. The agreement was revised and finalized on March 30, 2005 and the Company paid $751,735 cash as described below. The Company took possession of the lot on July 7, 2005.

     Equipment & fixtures                                          $250,000
     Leasehold Improvement                                          100,000
     No Compete Covenant                                              5,000
     Goodwill                                                       375,000
     Escrow Costs                                                     1,735
                                                                   --------
          Total Investment                                         $751,735
                                                                   ========

Note 9.    SEGMENT REPORTING

The Company has two segments, its cars sales/finance and its GPS unit/airtime sales (Navicom). Following is an analysis of these segments for the quarter ended September 30, 2005.

                                      Cars        GPS Units        Total
                                    ----------    ----------     ----------
     Sales                          $3,970,899    $  141,119     $4,112,018
     Costs of Goods Sold             2,911,389       122,012      3,033,401
                                    ----------    ----------     ----------
     Gross Profit                   $1,059,510        19,107     $1,078,617
     Expenses                          620,483       147,282        767,765
                                    ----------    ----------     ----------
     Income (Loss) before
              Taxes                 $  439,027    ($ 128,175)    $  310,852
                                    ----------    ----------     ----------


Note 10.   STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 11.  COMMITMENTS AND CONTINGENCIES

Facility Leases
---------------

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of June 30, 2005, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

                           2006                             $193,176
                           2007                              193,176
                           2008                              193,176
                           2009                              193,176
                           2010                              193,176

Note 12.  RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These are demand notes and currently carry no interest. The current notes payable to Company shareholders are $5,065 at September 30, 2005 and $99,565 at June 30, 2004.

Note 13.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Note 14. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has sustained a material loss in the year ended June 30, 2005. This raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company's profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable. The current quarter ended September 30, 2005 shows an improvement in profitability. No assurance can be made, however, that the Company will be able to maintain profitability in the future or that it will be able to continue to attract additional investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-QSB contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company's have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 3005 the Company operated four stores, all of which are located in the State of Arizona.

In addition to the Company's Buy Here/Pay Here stores, the Company operates a public used vehicle auction through its Sunburst wholesale division. Through Sunburst the Company conducts auctions 50 weeks of the year in which it offers used vehicles which it owns on an auction basis directly to consumers, automobile wholesalers and dealers. The auction does not accept or offer consigned vehicles.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sell used vehicles, or independent used vehicle dealerships. The Company operates in the "Buy Here/Pay Here" segment of the independent used vehicle sales and finance market. Buy Here/Pay Here dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans provided by the Company are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

The Company's primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the three months ended September 30, 2005 estimated credit losses as a percentage of contracts were 4%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.


Hiring, training and retaining qualified personnel are critical to the Company's success. The number of trained managers the Company has at its disposal will limit the rate at which the Company adds new stores. Excessive turnover, particularly at the store manager level, could impact the Company's ability to add new stores. During the three months ended September 30, 2005 the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.


The Company also offers GPS tracking services through its NaviCom GPS, Inc. subsidiary that allows users, including vehicle dealers and others, to locate, track and monitor motor vehicles and other personal property. Originally organized as a reseller of GPS products for the Company's Buy Here/Pay Here operations and a small group of external customers, NaviCom GPS, Inc. specializes in tracking and monitoring solutions for fleet management, law enforcement and finance applications as well as tracking vehicles. In addition to its direct sales personnel, NaviCom, GPS, Inc. currently has approximately 35 distributors doing business in 40 states, as well as distribution outlets in Mexico and Canada.

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

For the quarter ended September 30, 2004 the Company was just beginning and did not have any significant sales. As such, a comparison with the current quarter ended September 30, 2005 would be ineffectual. The discussion below focuses on the quarter ended September 30, 2005.

Revenues from our financed vehicles generally fall in a price range of $5995 to $7995. Vehicle sales represented 96.5% of revenue for the quarter and NaviCom GPS, Inc. 3.5%.

The Company's gross margin as a percentage of sales during the three months ended September 30, 2005 was 26.7%. The Company's gross margin is based upon the cost of the vehicle purchased as well as certain costs directly associated with the purchase, reconditioning, delivery and sale of the vehicle.

General and administrative expenses as a percentage of sales were 15.6% for the three months ended September 30, 2005. The Company anticipates that general and administrative expense, as a percentage of sales will decline in the future. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified (in thousands).

                                                 9/30/05            6/30/05
                                                 -------            -------
     Accounts Receivable                        1,993,478            48,300
     Inventory                                    486,484           336,386
     Equipment                                    360,253             3,920
     Goodwill                                   1,324,747         1,628,482

     Accounts Payable                             671,300           329,425
     Taxes Payable                                420,960           117,980


As of June 30, 2005 the Company held no contracts. During the quarter ended September 30, 2005 management made the decision to begin its own financing. This accounts for the increase in accounts receivable. Inventory rose as a result of increased sales. The Company had no significant increase in equipment purchase for the quarter. The increase noted is actually a transfer of assets. The Sunburst lot was purchased on July 7, 2005. As of that date $350,000 in fixed assets was transferred from other assets to equipment and depreciation was initiated. The increase in accounts payable was a result of wholesale purchases made near the end of September which were not yet paid.

Liquidity and Capital Resources

The Company generated cash flows from net income from operations, the selling of accounts receivable and from private placements made during the quarter. As a result of the growth in sales and the decision to hold some accounts receivables, cash needs have increased. Actual cash has decreased substantially from June 30, 2005 to September 30, 2005.

Cash availability will continue to be a major factor in the growth of the Company. Cash supplied by operations will not be enough to sustain growth, especially if contracts will be held. Management expects to generate additional cash for its desired growth through continued private placements, the flooring of vehicles and the selling of some contracts as the need arises. No assurances however can be made that these efforts will be successful. Lack of cash will have a direct effect on the growth of the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company's estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of is allowance for doubtful accounts, which is discussed below.

The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance doubtful accounts is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends in the industry, delinquency levels, collateral values, economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

Recent Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123R, "Share-Based Payment" (SFAS
123R), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on fair values. Pro forma disclosure is no longer an alternative under SFAS 123R. SFAS 123R was originally issued with the implementation required for interim and annual periods beginning after June 15, 2005. One April 15, 2005 the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company has a policy of immediate compliance with all new accounting standards. It has complied with these new requirements since the beginning of its prior fiscal year, July 1, 2004.

Seasonality

The Company's vehicle sales and finance business is seasonal in nature. The period October through December is historically the slowest period for vehicle sales. Many of the Company's operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during period of decreased sales. Conversely, the period January through May is historically the busiest time for vehicle sales as many of the Company's customers use income tax refunds as down payment on the purchase of a vehicle.

Item 3.  Quantitative And Qualitative Disclosures about Market Risk

As of September 30, 2005 the Company had no long term indebtedness and as such the Company's earnings are not impacted by interest paid on interest bearing notes payable. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are below lending rate regulations in the State of Arizona.

Item 4.  Controls and Procedures

The Company's management, with the participation of independent consultants, has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB (September 30, 2005), and, based on their evaluation have concluded that these controls and procedures were not effective as a result of weakness in the information technology ("IT") controls.

During the three-months ended September 30, 2005 the Company made a number of improvements in the IT area including (i) hiring a seasoned Chief Accounting Officer; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls.

PART II
Other Information

Item 1.  Legal Proceedings
         None

Item 6.  Exhibits

         31.1     Rule 13a-14(a) certification
         31.2     Rule 13a-14(a) certification
         32.1     Rule Section 1350 certification


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.

                                     NOWAUTO GROUP, INC.

                                     By: /s/ Scott Miller
                                     ------------------------------------------
                                     Chief  Executive  Officer
                                    (Principal Executive Office and
                                     Principal Financial and Accounting Officer)

Dated: November 12, 2005

                                  Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification