Form 10QSB
period 2005-12-31
NowAuto Group, Inc.
filed 2006-02-14
CIK 1285828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:                            Commission file number:
     December 31, 2005                                         000-50709

                               NOWAUTO GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               77-0594821
           ------                                               ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

           Title of Each Class               Outstanding at December 31, 2005
  -------------------------------------      ---------------------------------
Common Stock, par value $0.001 per share                 9,757,661

Part I
Financial Information
Item 1. Financial Statements

                                 NOWAUTO GROUP

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                     ASSETS
                                     ------
                                                   December 31,     June 30,
                                                       2005            2005
                                                    (unaudited)
                                                   -------------   ------------
CURRENT ASSETS
     Cash                                           $    63,649    $   736,910
     Accounts Receivable - Net                        1,620,044         48,300
     Inventory                                          300,535        336,386
     Other Current Assets                                 2,960
                                                    -----------    -----------

     Total Current Assets                             1,987,188      1,127,625
                                                    -----------    -----------

EQUIPMENT, net                                          347,801          3,920
                                                    -----------    -----------

OTHER ASSETS
     Goodwill                                         1,331,008      1,628,482
                                                    -----------    -----------

     Total Long Term Assets                           1,665,809      1,628,482
                                                    -----------    -----------

TOTAL ASSETS                                        $ 3,685,997    $ 2,760,027
                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current Liabilities
     Accounts Payable                               $   383,545    $   329,425
     Taxes Payable                                      350,856        117,680
     Accrued Payroll Payable                             49,500         17,455
     Repossession Accrual                                51,010        118,616
     Demand Notes Payable - Shareholder                 855,565         99,565
                                                    -----------    -----------

TOTAL LIABILITIES                                     1,690,476        682,741
                                                    -----------    -----------

STOCKHOLDERS' EQUITY

     Common Stock, authorized 100,000,000
     shares, $0.001 par value; Issued and
     outstanding December 31, 2005,
     9,757,661 shares; June 30, 2005
     8,157,661 shares                                     9,707          8,157

     Paid in Capital                                  3,546,517      3,523,117

     Subscriptions Receivable                         1,005,500             --

     Retained Earnings/(Deficit)                     (2,586,253)    (1,453,988)
                                                    -----------    -----------

     Total Stockholders' Equity/(Deficit)             1,975,521      2,077,286
                                                    -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 3,665,997    $ 2,760,027
                                                    ===========    ===========


        The accompanying notes are an integral part of these statements


                                 NOWAUTO GROUP

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                   3 months      3 months       6 months      6 months
                                     Ended        Ended           Ended         Ended
                                  December 31,  December 31,   December 31,  December 31,
                                      2005         2005           2005           2004
                                  (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                   ----------   -----------    -----------    -----------
INCOME
      Vehicle and Finance Income  $ 1,272,989     $ 335,885    $ 5,385,007     $ 342,480
                                   ----------    ----------     ----------    ----------

      Gross Income                  1,272,989       335,885      5,385,007       342,480

COST OF GOODS SOLD                  1,042,535       253,248      4,075,936       256,024
                                   ----------    ----------     ----------    ----------

      Gross Profit / (Loss)           230,454        82,637      1,309,071        86,456
                                   ----------    ----------     ----------    ----------

EXPENSES
      General and Administrative    1,548,435       139,553      2,316,200       144,669
      Stock for Services               25,000       680,773          25,000       680,773
                                   ----------    ----------     ----------    ----------

      Total Expense                 1,573,981       820,326      2,341,200       825,442
                                   ----------    ----------     ----------    ----------

(LOSS) BEFORE INCOME TAXES         (1,342,981)     (737,689)    (1,032,129)     (738,986)

      Provision for Income Taxes                                   100,136
                                   ----------     ----------    ----------    ----------

NET INCOME(LOSS)                 $ (1,342,981)   $ (737,689)   $(1,132,265)   $(738,986)
                                   ==========     ==========    ==========    ==========

BASIC and DILUTED
Net (Loss) per Common Share      $      (0.14)     $  (0.24)     $  (0.12)     $  (0.32)
                                   ----------     ----------    ----------    ----------

Weighted Average Number of
      Common Shares Outstanding     9,751,661      3,057,143     9,496,520     2,337,207
                                   ==========    ===========    ==========    ==========


        The accompanying notes are an integral part of these statements



                                 NOWAUTO GROUP

                   CONSOLIDATED CONDENSED STOCKHOLDERS' EQUITY
                   -------------------------------------------


                                            Common Stock
                                       ------------------------      Paid in  Subscriptions    Accumulated   Total
                                           Shares        Amount      Capital    Receivable       Deficit     Equity
                                       -------------------------  ------------  ----------    ------------- ------------
Balance, June 30, 2003                      319,878    $    320   $      (320)  $        -    $           -  $          -

Common Shares Issued to Founders         13,333,333      13,333        (9,333)                                      4,000

Common Shares Subscribed                  1,333,333       1,333       998,667   (1,000,000)                             -

Net (Loss)                                                                                           (4,000)       (4,000)
                                          ---------    --------   -----------    ---------    -------------   -----------

Balance, June 30, 2004                   14,986,544      14,986       989,014   (1,000,000)          (4,000)            -

Cash received  on Subscriptions
     Receivable with additional Shares                                                                                  -
     Issued                               3,666,667       3,666        (3,666)   1,000,000                       1,000,000
Common Shares Issued for Cash             1,666,667       1,667       998,333                                    1,000,000
Common Shares Issued for acquisition        143,375         143        85,882                                       86,025
Common Shares Issued for acquisition        178,667         178       214,223                                      214,401
Common Shares Issued for Cash               166,667         167       449,908                                      450,075
Common Shares Cancelled                 (13,333,333)    (13,333)        9,333                                       (4,000)
Common Shares issued for Service            615,741         616       680,157                                      680,773
Common Shares Issued for Cash                66,667          67        99,933                                      100,000
                                                                                                                         -
Net (Loss)                                                                                       (1,449,988)    (1,449,988)
                                          ---------    --------   -----------    ---------    -------------    -----------

Balance, June 30, 2005                    8,157,661       8,157     3,523,117            -       (1,453,988)     2,077,286

Stock Subscribed                                                                 1,005,500                       1,135,500
Purchase of Global-E Investments          1,550,000       1,550        (1,550)
Stock for Services                           50,000          50        24,950                                       24,950
Net Income (Loss) for quarter                                                                    (1,342,981)    (1,342,981)
                                          ---------    --------   -----------    ---------    -------------    -----------
Balance, December 31, 2005                9,757,661    $  9,757   $ 3,546,517    1,005,500    $  (2,586,253)   $ 1,975,521
                                          =========    ========   ===========    =========    =============    ===========





    The accompanying notes are an integral part of these statements



                                 NOWAUTO GROUP

                   CONSOLIDATED CONDENSED STOCKHOLDERS' EQUITY
                   -------------------------------------------

                                                        6 months     6 months
                                                          ended        ended
                                                      December 31,   December 31,
                                                          2005          2004
                                                      (unaudited)    (unaudited)
                                                      ------------   ------------
Operating Activities

      Net Income                                      $ 1,132,265    $  (738,986)

      Significant Non-Cash Transactions
           Common Stock for Services                       25,000        680,773
           Depreciation/Amortization Expense               24,743
      Changes in assets and liabilities
           (Increase)/Decrease in Receivables          (1,571,744)      (199,096)
           (Increase)/Decrease in Inventory                35,851       (165,774)
           (Increase/Decrease in Other Assets               3,069        (10,057)
           (Increase/Decrease in Accounts Payable         251,735        165,625
                                                      -----------    -----------

Net Cash (Used) by Operating Activities                (2,363,588)      (267,515)
                                                      -----------    -----------

Investing Activities
           Purchase of Fixed Assets                       (71,173)        (2,016)
           Purchase of Goodwill                                         (164,318)
                                                      -----------    -----------

Net Cash (Used) by Investing Activities                   (71,173)      (166,318)
                                                      -----------    -----------

Financing Activities
      Stock Subscriptions Sold/Paid                    1,005,500         488,592
      Shareholder Loan                                  (756,000)
                                                      -----------    -----------

Cash Provided by Financing Activities                   1,761,500        488,592
                                                      -----------    -----------

Net Increase/(Decrease) in Cash                          (673,261)        54,743

Cash, Beginning of Period                                 736,910
                                                      -----------    -----------

Cash, End of Period                                      $ 63,649      $  12,239
                                                      ===========    ===========

Significant Non-Cash Transactions
      Purchase of Navicom, see notes
      Merger with Global-E Investments see notes
      Stock for Services, 50,000 shares @ $0.05          $ 25,000
Supplemental Information:
      Period Interest                                    $  7,852
      Income Taxes Paid



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

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells older model used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2005, the Company had four lots located in metro Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom Corporation., which markets GPS tracking units.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $194,166 and $17,752 for the six months ended December 31, 2005 and 2004, respectively.

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

Stock Option Plans
------------------

As of December 31, 2005 the Company had no employee stock ownership plan.

Repossession Accrual
--------------------

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars by outside finance companies which were sold contracts with recourse.



Note 3.  FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net
--------------------------------

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. Currently the Company sells a portion of its contracts to third party finance companies. At June 30, 2005, the Company was not holding any of its own contracts. As of December 31, 2005 the Company was holding financed contracts. These are shown below.

              Financed Contracts Receivable                    $ 1,688,012
              Allowance for doubtful accounts                      (67,968)
                                                               -----------
              Financed Contracts-net                           $ 1,620,044
                                                               -----------

Accounts Receivable - Net
-------------------------

The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:
                                                   December 31,    June 30,
                                                          2005        2004
                                                          ----        ----

     Accounts Receivable                              $      0    $ 49,794
          Less: Allowance for Doubtful Accounts             (0)     (1,494)
                                                      --------    --------
     Net Accounts Receivable                          $      0    $ 48,300
                                                      ========    ========


     Total Receivables                                       $


Note 4.  PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

                                                December 31,       June 30,
                                                       2005           2005

     Furniture, fixtures and Equipment            $ 272,567      $   4,491
     Leasehold improvements                         100,000              0
          Less accumulated depreciation             (24,766)          (571)
                                                  ---------      ---------
     Net Equipment                                $ 347,801      $   3,920
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

Impairment
The Company has selected March 31, 2005 as its date to evaluate the goodwill for impairment on an annual basis. No significant events have occurred between June 30, 2005 and December 31, 2005 to warrant a quarterly review of goodwill.

Note 6.  INCOME TAXES

The provision for income taxes for the fiscal quarters ended June 30, 2005 and 2004 were as follows below. A valuation account has been set up in the amount of the deferred asset.

     Quarter ended December 31,                          2005       2004
     ---------------------------                          ----       ----
     Provision for income taxes:
              Current taxes payable                    $100,136    $      0
              Change in the deferred tax asset
              (net of the valuation account)                  0           0
                                                       --------    --------
                       Total                           $100,136    $      0
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

During the quarter ended September 30, 2005 the Company received $1,005,500 as stock subscriptions through private placements.

On November 1, 2005 the Company authorized the 50,000 shares of restricted common sock for consulting services.

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
                                                                   ========

Note 9.    SEGMENT REPORTING

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Following is an analysis of these segments for the six months ended December 31, 2005.

                                      Cars        GPS Units        Total
                                    ----------    ----------     ----------
     Sales                          $5,050,855    $  263,929     $5,314,784
     Finance Income                     70,223                       70,223
     Costs of Goods Sold             3,850,906       225,030      4,042,535
                                    ----------    ----------     ----------
     Gross Profit                   $1,270,172        38,899     $1,309,071
                                    ----------    ----------     ----------




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

Note 12.  RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and currently carried no interest. At December 31, 2005 $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders are $855,565 at December 31, 2005 and $99,565 at June 30, 2005.

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

Note 14. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has sustained a material loss in the year ended June 30, 2005. This loss has continued through the following six months ended December 31, 2005. This raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company's profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable. The quarter ended September 30, 2005 showed an improvement in profitability, however that improvement was not continued for the quarter ended December 31, 2005. The Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.


Note 15.    Receipts by Officers

During the year ended June 30, 2005 the president of the Company (Now Auto Group) received some funds and the president of its subsidiary, NavicomGPS received stock from third parties outside of the Company. These receipts were not recorded in the books of the Company.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company's have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 3005 the Company operated had four stores, (three currently operating) all of which are located in the State of Arizona.

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

Six Months Ended December 31, 2005 vs. Six Months Ended December 31, 2004

For the quarter ended September 30, 2004 the Company was just beginning and did not have any significant sales. As such, a comparison with the quarters would be ineffectual. The discussion below focuses on the six months ended December 31, 2005 vs. the six months ended December 31, 2004.

Revenues from our financed vehicles generally fall in a price range of $5995 to $7995. Vehicle sales represented 95% of revenue for the period and NaviCom GPS, Inc. 5%.

The Company's gross profit as a percentage of sales during the six months ended December 31, 2005 was 24% vs. 25% for the period ended December 31, 2004.

General and administrative expenses as a percentage of sales were 43% for the six months ended December 31, 2005 and 241% for the period ended December 31, 2004. The Company anticipates that general and administrative expense, as a percentage of sales will decline in the future. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

                                                 12/31/05            6/30/05
                                                 -------            -------
     Accounts Receivable                        1,620,044            48,300
     Inventory                                    300,535           336,386
     Equipment                                    347,801             3,920
     Goodwill                                   1,331,008         1,628,482

     Accounts Payable                             383,545           329,425
     Taxes Payable                                350,858           117,980


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

Liquidity and Capital Resources

During the six months ended December 31, 2005 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. They have also since the middle of August 2005 kept most of their contracts as opposed to selling the contracts to a third party. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. The Company is currently endeavoring to locate a finding source for its contracts and to sell enough contracts on an ongoing basis to cover overhead needs. No assurance can be made that the Company will locate an adequate source of funding in the near future. Without a source to purchase the contracts the Company only has as its cash flow cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

Item 3.  Quantitative And Qualitative Disclosures about Market Risk

As of December 31, 2005 the Company had no long term institutional indebtedness and as such the Company's earnings are not impacted by interest paid on interest bearing notes payable. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are below lending rate regulations in the State of Arizona.

Item 4.  Controls and Procedures

The Company's management, with the participation of independent consultants, has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB, and, based on their evaluation have concluded that these controls and procedures were not effective as a result of weakness in the information technology ("IT") controls.

During the six-months ended December 31, 2005 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant;
(ii) installing new software programs specific to the Company's business; and
(iii) improving operational reporting procedures and controls. As of the end of December 31, 2005 this new system is not totally functional. Management hopes that it will be totally operational by the end of the March 31, 2006 quarter.

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

Dated: February 14, 2006

                                  Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification