Form 10QSB
period 2006-03-31
NowAuto Group, Inc.
filed 2006-05-12
CIK 1285828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:                            Commission file number:
     March 31, 2006                                         000-50709

                               NOWAUTO GROUP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                               77-0594821
           ------                                               ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

           Title of Each Class               Outstanding at March 31, 2006
  -------------------------------------      ---------------------------------
Common Stock, par value $0.001 per share                 9,777,661

Part I
Financial Information
Item 1. Financial Statements

                              NOWAUTO GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------


                                     ASSETS
                                     ------
                                                     March 31,       June 30,
                                                       2006            2005
                                                    (unaudited)
                                                   -------------   ------------
CURRENT ASSETS
     Cash                                           $    51,280    $   736,910
     Accounts Receivable - Net                        2,844,317         48,300
     Inventory                                          324,701        336,386
     Other Current Assets                                                6,029
                                                    -----------    -----------

     Total Current Assets                             3,034,298      1,127,625
                                                    -----------    -----------

EQUIPMENT, net                                          336,173          3,920
                                                    -----------    -----------

OTHER ASSETS
     Goodwill                                         1,324,747      1,628,482
                                                    -----------    -----------

     Total Long Term Assets                           1,660,920      1,628,482
                                                    -----------    -----------

TOTAL ASSETS                                        $ 4,881,218    $ 2,760,027
                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current Liabilities
     Accounts Payable                               $   559,814   $    329,425
     Taxes Payable                                      384,398        117,680
     Accrued Payroll Payable                                  0         17,455
     Repossession Accrual                                50,010        118,616
     Demand Notes Payable - Shareholder                 773,442         99,565
         Bank Loan Payable                              633,559
         Deferred Revenue                                52,606
                                                    -----------    -----------

TOTAL LIABILITIES                                     2,453,829        682,741
                                                    -----------    -----------
STOCKHOLDERS' EQUITY

     Common Stock, authorized 100,000,000 shares,
     $0.001 par value; Issued and outstanding
     March 31, 2006, 9,777,661 shares;
     June 30, 2005 8,157,661 shares                       9,777          8,157

     Paid in Capital                                  3,551,697      3,523,117

     Subscriptions Receivable                         1,005,500             --

     Retained Earnings/(Deficit)                     (2,139,585)    (1,453,988)
                                                    -----------    -----------

     Total Stockholders' Equity/(Deficit)             2,427,389      2,077,286
                                                    -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 4,881,218    $ 2,760,027
                                                    ===========    ===========


        The accompanying notes are an integral part of these statements


                                NOWAUTO GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------


                                   3 months      3 months       9 months      9 months
                                     Ended        Ended           Ended         Ended
                                    March 31,  December 31,      March 31,     March 31,
                                      2006         2005           2006           2005
                                  (unaudited)   (unaudited)    (unaudited)    (unaudited)
                                   ----------   -----------    -----------    -----------
INCOME
      Vehicle, Finance, GPS units $ 3,482,649     $ 787,694    $ 8,867,656   $ 1,130,174
                                   ----------    ----------     ----------    ----------

      Gross Income                  3,462,896       787,694      8,867,656     1,130,174

COST OF GOODS SOLD                  2,416,103       767,053      6,492,039     1,023,077
                                   ----------    ----------     ----------    ----------

      Gross Profit / (Loss)         1,066,546        20,641      2,375,617       107,097
                                   ----------    ----------     ----------    ----------

EXPENSES
      General and Administrative      511,945       340,592      2,828,145       485,261
      Stock for Services                5,200                       30,200       680,773
                                   ----------    ----------     ----------    ----------

      Total Expense                   517,145       340,592      2,858,345     1,166,034
                                   ----------    ----------     ----------    ----------

(LOSS) BEFORE INCOME TAXES            549,401      (319,951)      (482,728)    1,058,937

      Provision for Income Taxes      102,733                      195,218
                                   ----------     ----------    ----------    ----------

NET INCOME(LOSS)                   $  446,668     $(319,951)    $ (685,597)  $(1,058,937)
                                   ==========     ==========    ==========    ==========

BASIC and DILUTED
Net (Loss) per Common Share        $     0.05     $    (0.04)   $   (0.07)    $     (.17)
                                   ----------     ----------    ----------    ----------

Weighted Average Number of
      Common Shares Outstanding     9,757,883      7,137,953     9,582,369     6,118,246
                                   ==========    ===========    ==========    ==========


        The accompanying notes are an integral part of these statements



                               NOWAUTO GROUP, INC.

                   CONSOLIDATED CONDENSED STOCKHOLDERS' EQUITY
                   -------------------------------------------


                                            Common Stock
                                       ------------------------      Paid in  Subscriptions    Accumulated   Total
                                           Shares        Amount      Capital    Receivable       Deficit     Equity
                                       -------------------------  ------------  ----------    ------------- ------------
Balance, June 30, 2003                      319,878    $    320   $      (320)  $        -    $           -  $          -

Common Shares Issued to Founders         13,333,333      13,333        (9,333)                                      4,000

Common Shares Subscribed                  1,333,333       1,333       998,667   (1,000,000)                             -

Net (Loss)                                                                                           (4,000)       (4,000)
                                          ---------    --------   -----------    ---------    -------------   -----------

Balance, June 30, 2004                   14,986,544      14,986       989,014   (1,000,000)          (4,000)            -

Cash received  on Subscriptions
     Receivable with additional Shares                                                                                  -
     Issued                               3,666,667       3,666        (3,666)   1,000,000                       1,000,000
Common Shares Issued for Cash             1,666,667       1,667       998,333                                    1,000,000
Common Shares Issued for acquisition        143,375         143        85,882                                       86,025
Common Shares Issued for acquisition        178,667         178       214,223                                      214,401
Common Shares Issued for Cash               166,667         167       449,908                                      450,075
Common Shares Cancelled                 (13,333,333)    (13,333)        9,333                                       (4,000)
Common Shares issued for Service            615,741         616       680,157                                      680,773
Common Shares Issued for Cash                66,667          67        99,933                                      100,000
                                                                                                                         -
Net (Loss)                                                                                       (1,449,988)    (1,449,988)
                                          ---------    --------   -----------    ---------    -------------    -----------

Balance, June 30, 2005                    8,157,661       8,157     3,523,117            -       (1,453,988)     2,077,286

Stock Subscribed                                                                 1,005,500                       1,005,500
Purchase of Global-E Investments          1,550,000       1,550        (1,550)
Stock for Services                           50,000          50        24,950                                       25,000
Stock for Services                           20,000          20         5,180                                        5,200
Net Income (Loss) for period                                                                       (685,597)      (685,597)
                                          ---------    --------   -----------    ---------    -------------    -----------
Balance, March 31, 2006                   9,777,661    $  9,777   $ 3,551,697    1,005,500    $  (2,139,585)   $ 2,427,389
                                          =========    ========   ===========    =========    =============    ===========





    The accompanying notes are an integral part of these statements



                                 NOWAUTO GROUP, INC.

                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   ----------------------------------------------

                                                        9 months      9 months
                                                         ended         ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                      (unaudited)    (unaudited)
                                                      ------------   ------------
Operating Activities

   Net Income (Loss)                                 $  (685,597)   $(1,058,937)

   Significant Non-Cash Transactions
        Goodwill Purchase                                     --        300,426
        Shares Cancelled                                      --         (4,000)
        Common Stock for Services                         30,200        680,773
        Depreciation/Amortization Expense                 44,312            260
   Changes in assets and liabilities
        (Increase)/Decrease in Receivables            (2,796,017)       (24,448)
        (Increase)/Decrease in Inventory                  11,685       (151,374)
        (Increase/Decrease in Other Current Assets         6,029        (10,057)
        (Increase/Decrease in Accounts Payable           411,046        262,429
        (Increase/Decrease in Deferred Revenue            52,606             --
                                                     -----------    -----------

Net Cash (Used) by Operating Activities               (2,925,736)        (5,129)
                                                     -----------    -----------

Investing Activities
   Purchase of Fixed Assets                              (72,830)        (2,016)
   Purchase of Goodwill                                       --       (916,053)
                                                     -----------    -----------

Net Cash (Used) by Investing Activities                  (72,830)      (918,069)
                                                     -----------    -----------

Financing Activities
   Stock Subscriptions Sold                            1,005,500             --
   Common Stock Sold                                          --      1,140,000
   Shareholder Loan                                      673,877             --
   Bank Loan                                             633,559             --
                                                     -----------    -----------

Cash Provided by Financing Activities                  2,312,936      1,140,000
                                                     -----------    -----------

Net Increase/(Decrease) in Cash                         (685,630)       227,060

Cash, Beginning of Period                                736,910             --
                                                     -----------    -----------

Cash, End of Period                                  $    51,280    $   227,060
                                                     ===========    ===========

Significant Non-Cash Transactions
   Purchase of Navicom, see notes
   Merger with Global-E Investments see notes
   Stock for Services, 50,000 shares @ $0.50         $    25,000
   Stock for Services, 20,000 shares @ $0.26               5,200
Supplemental Information:
   Period Interest                                   $    43,852              0
   Income Taxes Paid                                           0              0



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

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2006, the Company had three operating lots located in metropolitan Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

On July 21, 2005 the Company was purchased by Global-E Investments, Inc. Since Global-E was a non operating company, this purchase was accounted for as a recapitalization stock exchange reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. and for historically accounting purposes the accounting records of Now Auto will be shown. Global-E Investments has changed its name to NowAuto Group, Inc.

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

Sales Tax
---------

The Company pays sales taxes to local and state governmental agencies on vehicles sold. Calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. The Company is current with its filings of reports. The Company does owe back taxes and is making monthly payments to resolve this issue.

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

Revenue from GPS units devices is recognized when a unit has been ordered and shipped. Revenue from access time purchased is recognized ratably over the term of the access contracts. Access terms can vary from one month to 36 months. A Deferred Revenue account is set up for any access time paid for but not yet earned.

Advertising Costs
-----------------

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $140,276 and $ 48,448 for the nine months ended March 31, 2006 and 2005, respectively.

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

Stock Option Plans
------------------

As of March 31, 2006 the Company had no employee stock ownership plan.

Repossession Accrual
--------------------

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars adjusted by the actual loss experienced.



Note 3.  FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net
--------------------------------

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. Currently the Company sells a portion of its contracts to third party finance companies. At June 30, 2005, the Company was not holding any of its own contracts. As of March 31, 2006 the Company was holding financed contracts. These are shown below.

              Financed Contracts Receivable         $ 2,613,164
              Allowance for doubtful accounts           (97,083)
                                                    -----------
              Financed Contracts-net                $ 2,516,081
                                                    -----------

Accounts Receivable - Net
-------------------------

The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:
                                                      March 31,    June 30,
                                                        2006        2004
                                                      --------    --------

     Accounts Receivable                              $341,913    $ 49,794
          Less: Allowance for Doubtful Accounts        (13,677)     (1,494)
                                                      --------    --------
     Net Accounts Receivable                          $328,236    $ 48,300
                                                      ========    ========


     Total Receivables  net                         $2,844,317
                                                    ==========

Note 4.  PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

                                                   March 31,       June 30,
                                                       2006           2005

     Furniture, fixtures and Equipment            $ 281,356      $   4,491
     Leasehold improvements                         100,000              0
          Less accumulated depreciation             (45,183)          (571)
                                                  ---------      ---------
     Net Equipment                                $ 336,173      $   3,920
                                                  =========      =========

Note 5.    GOODWILL (Including Recent Purchases)

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2005 was as follows:

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

Impairment
----------
The company has selected the final quarter as its period to evaluate the goodwill for impairment on an annual basis. No significant events have occurred between June 30, 2005 and March 31, 2006 to warrant a quarterly review of goodwill.

Note 6.  INCOME TAXES

The provision for income taxes for the fiscal quarters ended June 30, 2005 and 2004 were as follows below. A valuation account has been set up in the amount of the deferred asset.

     Quarter ended March 31,                              2006       2005
     ---------------------------                          ----       ----
     Provision for income taxes:
              Current taxes payable                    $           $      0
              Change in the deferred tax asset
              (net of the valuation account)            102,733           0
                                                       --------    --------
                       Total                           $102,733    $      0
                                                       ========    ========

The Company is not current with its filing of income tax reports. The company has contracted to have these reports completed by fiscal year end.

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

On November 1, 2005 the Company authorized the 50,000 shares of restricted common sock for consulting services. For the quarter ended March 31, 2006 the Company authorized 20,000 shares of restricted common stock for consulting services.

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
                                                                   ========

Note 9.    SEGMENT REPORTING

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Following is an analysis of these segments for the three months ended March 31, 2006.

                                      Cars        GPS Units        Total
                                    ----------    ----------     ----------
     Sales                          $2,994,134    $  488,515     $3,482,649
     Costs of Goods Sold             2,120,890       295,213      2,416,103
                                    ----------    ----------     ----------
     Gross Profit                   $  873,244    $  193,302     $1,066,546
                                    ----------    ----------     ----------




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

Note 12.  RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and currently carried no interest. At December 31, 2005 $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders are $773,442 at March 31, 2006 and $99,565 at June 30, 2005.

Beginning during the quarter the Company began utilizing a flooring company which previously has been utilized for purchase of contracts. This finance company is owned by the same shareholder that has loaned funds to the Company as mentioned in the previous paragraph.

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

Note 14. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company sustained a material loss in the year ended June 30, 2005. This loss has continued through the following nine months ended March 31, 2006. This raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company's profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable. The quarter ended December 31, 2005 reflected a substantial net loss. The Company did report a profit for the quarter ended March 31, 2006; however, the Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.


Note 15.    Receipts by Officers

During the year ended June 30, 2005 the president of the Company (Now Auto Group) received some funds and the president of its subsidiary, Navicom GPS received stock from third parties outside of the Company. These receipts were not recorded in the books of the Company.

Note 16. Contract Financing

During the quarter ended March 31, 2006 the Company initiated relations with a new finance company to finance installment contracts from customers. The monies advanced are based upon the contract price and vary per car. The individual car is used as collateral for the advanced funds. Substantially all of the installment contracts financed require the Company's customers to make their monthly payments via ACH (automatic account withdrawal). The Company pays a variable interest rate over the Prime Rate for its financing. The finance company receives all of the payments from the customers, removes its portion (interest and principal) and then makes the remainder available for the Company to pull from when needed. The Company retains ownership of these contracts and is active in the collection of delinquent accounts from these contracts. The Company also has contracts which it administers itself.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2006 the Company has four stores, (three currently operating) all of which are located in the State of Arizona.

In addition to the Company's Buy Here/Pay Here stores, the Company operates a public used vehicle auction through its Sunburst wholesale division. Through Sunburst the Company conducts auctions 50 weeks of the year in which it offers used vehicles which it owns on an auction basis directly to consumers, automobile wholesalers and dealers. The auction generally does not accept or offer consigned vehicles.

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

The Company's primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the three months ended March 31, 2006 estimated credit losses as a percentage of contracts were 4%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

Hiring, training and retaining qualified personnel are critical to the Company's success. The number of trained managers the Company has at its disposal will limit the rate at which the Company adds new stores. Excessive turnover, particularly at the store manager level, could impact the Company's ability to add new stores. During the three months ended March 31, 2006 the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.

The Company also offers GPS tracking services through its NaviCom GPS, Inc. subsidiary that allows users, including vehicle dealers and others, to locate, track and monitor motor vehicles and other personal property. Originally organized as a reseller of GPS products for the Company's Buy Here/Pay Here operations and a small group of external customers, NaviCom GPS, Inc. specializes in tracking and monitoring solutions for fleet management, law enforcement and finance applications as well as tracking vehicles. In addition to its direct sales personnel, NaviCom, GPS, Inc. currently has approximately 35 distributors doing business in 48 states, as well as distribution outlets in Mexico and Canada.

Nine Months Ended March 31, 2006 vs. Nine Months Ended March 31, 2005

For the quarter ended March 31, 2005 the Company was just beginning and did not have any significant sales. As such, a comparison with the quarters would be ineffectual. The discussion below focuses on the nine months ended March 31, 2006 vs. the nine months ended March 31, 2005.

Revenue from financed vehicles generally fall in a price range of $7,000 to $9,000. Vehicle sales represented 86% of revenue for the period and NaviCom GPS, Inc. 14%.

The Company's gross profit as a percentage of sales during the nine months ended March 31, 2006 was 27% vs. 9% for the period ended March 31, 2005.

General and administrative expenses as a percentage of sales were 32% for the nine months ended March 31, 2006 and 43%% for the period ended March 31, 2005. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition
-------------------
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

                                                 12/31/05           6/30/05
                                                 -------            -------
     Accounts Receivable (net)                  2,844,317            48,300
     Inventory                                    324,701           336,386
     Equipment                                    336,173             3,920
     Goodwill                                   1,324,747         1,628,482
     Accounts Payable                             559,814           329,425
     Taxes Payable                                384,398           117,980


As of June 30, 2005 the Company held no contracts. During the quarter ended September 30, 2005 management made the decision to begin its own financing. This accounts for the increase in accounts receivable. Inventory rose as a result of increased sales. The Company had no significant increase in equipment purchase for the quarter. The increase noted is actually a transfer of assets. The Sunburst lot was purchased on July 7, 2005. As of that date $350,000 in fixed assets was transferred from other assets to equipment and depreciation was initiated. The increase in accounts payable was a result of wholesale purchases made near the end of March which were not yet paid.

Liquidity and Capital Resources

During the nine months ended March 31, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

Item 3.  Quantitative And Qualitative Disclosures about Market Risk

As of March 31, 2006 the Company had obtained long term institutional financing in the form of collateral debt, and as such the Company's earnings are impacted by interest paid. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are below lending rate regulations in the State of Arizona.

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

During the nine-months ended March 31, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant;
(ii) installing new software programs specific to the Company's business; and
(iii) improving operational reporting procedures and controls. While the Company's management believes improvements have been made, as of the end of March 31, 2006 this new system is not totally functional. The Company intends to be totally operational by the end of the June 30, 2006 quarter.

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

Dated: May 12, 2006



                                  Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification