Form 10QSB/A
period 2005-12-31
NowAuto Group, Inc.
filed 2006-10-13
CIK 1285828

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2005	000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

2090 E. University Drive, Suite 112 Tempe, Arizona 85257
(address of principal executive offices, including zip code)

(480) 990-0007
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

Title of Each Class	Outstanding at December 31, 2005
Common Stock, par value $0.001 per share	9,757,661

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-QSB of NowAuto Group, Inc. for the quarter ended December 31, 2005 is being filed to reflect a restatement of the financial statements for the quarter ended December 31, 2005 included in our Quarterly Report on Form 10-QSB filed on February 14, 2006 ). The purpose of the restatement is to correct errors in those financial statements which primarily resulted from the incorrect accounting for inventory pertaining to auto sales and the related notes receivable, as well as misinterpretation of accruals and shareholder loans. The Company has taken corrective action, including the implementation of new procedures which it feels confident will prevent these problems going forward. The resulting impact on net loss was a gain of $254 thousand dollars. While the company is amending only certain portions of the form 10-QSB, for convenience and ease of reference, we are filing the entire Form 10-QSB. Accordingly, this form 10-QSB should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Report.

Part I
Financial Information
Item 1. Financial Statements

NowAuto Group, Inc

Consolidated Condensed Balance Sheets

Assets

	December 31,	June 30,
	2005	2005
	(unaudited)

Current Assets
Cash	$54,683	$736,910.00
Accounts Receivable - Net	1,455,007	48,300
Inventory	481,615	336,386
Other Current Assets	8,500	6,029

	2,165,049	1,127,625

Equipment - Net	352,465	3,920

Goodwill	1,331,008	1,628,482

	$3,848,523	$2,760,027

Liabilities and Stockholders' Equity
Accounts Payable	$486,388	$329,425
Taxes Payable	408,826	117,680
Accrued Payroll Payable	47,339	17,455
Repossession Accrual		118,616
Other Loans	684,754	99,565

Total Liabilities	$1,792,551	$682,741

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
September 30, 2005 - 9,707,661 shares;
June 30, 2005 - 8,157,661 shares	9,757	8,157

Paid in Capital	4,552,016	3,523,117

Retained Earnings/(Deficit)	(2,505,801)	(1,453,988)

Total Stockholder's Equity	$2,055,972	$2,077,286

Total Liabilities and Stockholders' Equity	$3,848,523	$2,760,027

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	3 months	6 months	6 months
	Ended	Ended	Ended	Ended
	December, 31	December, 31	December, 31	December, 31
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income
Vehicle & Finance Income	$1,272,989.16	$335,885.00	$5,385,007.16	$342,480.00

Cost of Goods Sold	963,686.75	253,248.00	3,997,087.75	256,024.00

Gross Profit/Loss	309,302.41	82,637.00	1,387,919.41	86,456.00

Expenses
General and Administrative	1,183,539.13	139,553.00	1,951,304.13	144,669.00
Stock for Services		680,773.00		680,773.00
Write off of Reserves	213,887.00		213,887.00	0.00

(Loss) before Income Taxes	(1,088,123.72)	(737,689.00)	(777,271.72)	(738,986.00)

Provision for Income Tax

Net Income (Loss)	$(1,088,123.72)	$(737,689.00)	$(777,271.72)	$(738,986.00)

BASIC and DILUTED Net Loss per
Common Share	$(0.11)	$(0.24)	$(0.08)	$(0.32)

WEIGHTED Average Number of
Common Shares Outstanding	9,751,661	3,057,143	9,496,520	2,337,207

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Condensed Stockholders' Equity
					Accumulated
			Paid in	Subscriptions	Deficit	Total
	Shares	Amount	Capital	Receivable	(Restated)	Equity

Balance June 30, 2003	319,878	320	(320)			0

Common Shares Issued to Founders	13,333,333	13,333	(9,333)			4,000

Common Shares Subscribed	1,333,333	1,333	998,667	(1,000,000)		0

Net (Loss)					(178,405)	(178,405)

Balance June 30, 2004	14,986,544	14,986	989,014	(1,000,000)	(178,405)	(174,405)

Cash received on Subscriptions Receivable
with additional Shares Issued	3,666,667	3,667	(3,667)	1,000,000		1,000,000
Common shares issued for cash	1,666,667	1,667	998,333			1,000,000
Common shares issued for acquisition	143,375	143	85,882			86,025
Common shares issued for acquisition	178,667	179	214,223			214,402
Common shares issued for cash	166,667	167	449,908			450,075
Common shares canceled	(13,333,333)	(13,333)	9,333			(4,000)
Common shares for service	615,741	616	680,157			680,773
Common shares for cash	66,667	67	99,933			100,000
Net (Loss)					(1,449,988)	(1,449,988)

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Net (Loss)					(877,408)	(877,408)

Balance, December 31, 2005	9,757,662	9,757	3,546,516	1,005,500	(2,505,801)	2,055,972

The accompanying notes are an integral part of these statements

NOW AUTO INC.
Condensed Consolidated Statement of Cash Flows
	6 months	6 months
	ended	ended
	December 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Operating Activities

Net Income	$(1,088,124)	$(738,986)

Significant Non-Cash Transactions
Common Stock for Services	25,000	680,773
Depreciation/Amortization Expense	24,743
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(1,571,951)	(199,096)
(Increase)/Decrease in Inventory	(145,229)	(165,774)
(Increase)/Decrease in Other Assets	2,471	(10,057)
(Increase)/Decrease in Accounts Payable	156,963	165,625
Increase/(Decrease) in Other Liabilities	939,268

Net Cash (Used) by Operating Activities	(1,661,038)	(267,515)

Investing Activities
Purchase of Fixed Assets	266,689	(2,016)
Purchase of Goodwill		(164,318)

Net Cash (Used) by Investing Activities	266,689	(166,318)

Financing Activities
Stock Subscriptions Sold/Paid	1,005,500	488,592

Cash Provided by Financing Activities	1,005,500	488,592

Net Increase/(Decrease) in Cash	(68,222)	54,743

Cash, Beginning of Period	736,910

Cash, End of Period	$54,684	$12,239

Significant Non-Cash Transactions
Purchase of Navicom, see notes
Merger with Global-E Investments see notes
Stock for Services, 50,000 shares @ $0.05	$25,000
Supplemental Information:
Period Interest	$7,852
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

The Company focuses mainly on the “Buy Here/Pay Here” segment of the used car market. The Company primarily sells older model used vehicles. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2005, the Company had four lots located in metro Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom Corporation., which markets GPS tracking units.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of NowAuto Group, Inc. and its subsidiary, Navicom Corporation. All significant inter-company accounts and transactions have been eliminated. The Company operates on a June 30 fiscal year.

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

Finance Receivables, Repossessions and Charge-offs and allowance for Credit Losses.

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

Sales Tax

The Company pays sales taxes to local and state governmental agencies on vehicles sold. Calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. On initial filing of this report, the Company reported that it was neither current with its filings, nor its payment of sales tax. It is, at the time of this filing, current with all filings and is paying the related tax liabilities according to agreements reached with the corresponding governmental agencies.

Income Taxes

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $148,547and $17,752 for the six months ended December 31, 2005 and 2004, respectively.

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

Financed Contracts Receivable	$1,620,045
Allowance for doubtful accounts	(165,244)
Financed Contracts-net	$1,454,801

The Company’s subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:

	December 31,	June 30,
	2005	2004
Accounts Receivable	$0	$49,794
Less: Allowance for Doubtful Accounts	(0)	(1,494)
Net Accounts Receivable	$0	$48,300

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	December 31,	June 30,
	2005	2005
Furniture, fixtures and Equipment	$272,567	$4,491
Leasehold improvements	100,000	0
Less accumulated depreciation	(24,766)	(571)
Net Equipment	$347,801	3,920

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

Year Ending June 30,	2005	2004
Navicom purchase	$214,401	$0
Mesa Lot Purchase	498,028	0
Tucson Lot Purchase	164,318	0
Sunburst Lot Purchase	751,735	0
Total	$1,628,482	$0

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

Note 6. INCOME TAXES

There is no provision for income taxes for the fiscal quarters ended June 30, 2005 and 2004

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

During the period ended June 30, 2005 the Company issued an additional 5,000,000 shares for $1,000,000 cash in a second 504 offering.

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

NOTE 8. COMPANY ACQUSITIONS

Navicom Corporation

On September 3, 2004 The Company issued 536,002 shares valued at $214,401 to purchase Navicom Corporation. Listed below is the balance sheet of Navicom at the date of purchase:

Assets
Cash	$1,689
Accounts Receivable	26,223
Furniture & Fixtures	1,551
Total Assets	$29,463

Liabilities and Stockholders Equity
Accounts Payable	$11,744
Payroll	908
Sales Tax Payable	364
Loan	15,000
Total Liabilities	28,016

Net Equity	1,447
Total Liabilities and Stockholders Equity	$29,463

NowAuto Mesa Car Lot

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

Sunburst Lot

On January 17, 2005 the Company entered into an agreement to purchase the lot lease and name use (Sunburst) from Sunburst Car Company, Inc. The agreement was revised and finalized on March 30, 2005 and the Company paid $751,735 cash as described below. The Company took possession of the lot on July 7, 2005. The asset valuations were determined as follows:

Equipment & fixtures	$250,000
Leasehold Improvement	100,000
No Compete Covenant	5,000
Goodwill	375,000
Escrow Costs	1,735
Total Investment	$751,735

Note 9. SEGMENT REPORTING

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Following is an analysis of these segments for the six months ended December 31, 2005.

	Cars	GPS Units	Total
Sales	$5,089,165	$263,929	$5,353,094
Finance Income	31,913		31,913
Costs of Goods Sold	3,772,058	225,030	3,997,088
Gross Profit	$1,349,020	38,899	$1,387,919

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

Note 12. RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and initially carried no interest. At December 31, 2005 $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders were initially reported as $855,565 at December 31, 2005 and $99,565 at June 30, 2005. As revised in this report, the total owed to shareholders at December 31, 2005 is $484,175.

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

Note 14. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has sustained a material loss in the year ended June 30, 2005. This loss has continued through the following six months ended December 31, 2005. This raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company’s profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable. The quarter ended September 30, 2005 showed an improvement in profitability, however that improvement was not continued for the quarter ended December 31, 2005. The Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.

Note 15. Receipts by Officers

During the year ended June 30, 2005 the president of the Company (Now Auto Group) received some funds and the president of its subsidiary, NavicomGPS received stock from third parties outside of the Company. These receipts were not recorded in the books of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this report.

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-QSB contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “believe,” “expect,” “anticipate,” “estimate,” project” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management’s current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company’s future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the “Company”) has been a publicly held retailer focused on the “Buy Here/Pay Here” segment of the used vehicle market. The Company sells older model used vehicles and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 3005 the Company operated four stores, (three currently operating) all of which are located in the State of Arizona.

In addition to the Company’s Buy Here/Pay Here stores, the Company operates a public used vehicle auction through its Sunburst wholesale division. Through Sunburst the Company conducts auctions 50 weeks of the year in which it offers used vehicles it owns on an auction basis directly to consumers, automobile wholesalers and dealers. The auction does not accept or offer consigned vehicles.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sell used vehicles, or independent used vehicle dealerships. The Company operates in the “Buy Here/Pay Here” segment of the independent used vehicle sales and finance market. Buy Here/Pay Here dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer’s payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans provided by the Company are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

The Company’s primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the three months ended September 30, 2005 estimated credit losses as a percentage of contracts were 4%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

Hiring, training and retaining qualified personnel are critical to the Company’s success. The number of trained managers the Company has at its disposal will limit the rate at which the Company adds new stores. Excessive turnover, particularly at the store manager level, could impact the Company’s ability to add new stores. During the three months ended September 30, 2005 the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.

The Company also offers GPS tracking services through its NaviCom GPS, Inc. subsidiary that allows users, including vehicle dealers and others, to locate, track and monitor motor vehicles and other personal property. Originally organized as a reseller of GPS products for the Company’s Buy Here/Pay Here operations and a small group of external customers, NaviCom GPS, Inc. specializes in tracking and monitoring solutions for fleet management, law enforcement and finance applications as well as tracking vehicles. In addition to its direct sales personnel, NaviCom, GPS, Inc. currently has approximately 35 distributors doing business in 40 states, as well as distribution outlets in Mexico and Canada.

Six Months Ended December 31, 2005 vs. Six Months Ended December 31, 2004

For the quarter ended September 30, 2004 the Company was just beginning and did not have any significant sales. As such, a comparison with the quarters would be ineffectual. The discussion below focuses on the six months ended December 31, 2005 vs. the six months ended December 31, 2004.

Revenues from our financed vehicles generally fall in a price range of $5995 to $7995. Vehicle sales represented 95% of revenue for the period and NaviCom GPS unit sales represented 5%.

The Company’s gross profit as a percentage of sales during the six months ended December 31, 2005 was 26% vs. 25% for the period ended December 31, 2004.

General and administrative expenses as a percentage of sales were 93% for the six months ended December 31, 2005 and 241% for the period ended December 31, 2004. The Company anticipates that general and administrative expense, as a percentage of sales will decline in the future. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	12/31/05	6/30/05
Accounts Receivable	1,620,251	48,300
Inventory	481,615	336,386
Equipment	352,465	3,920
Goodwill	1,331,008	1,628,482

Accounts Payable	486,388	329,425
Taxes Payable	408,826	117,980

As of June 30, 2005 the Company held no contracts. During the quarter ended September 30, 2005 management made the decision to begin its own financing. This accounts for the increase in accounts receivable. Inventory rose as a result of increased sales. The Company had no significant increase in equipment purchases for the quarter. The increase noted is actually a transfer of assets. The Sunburst lot was purchased on July 7, 2005. As of that date $350,000 in fixed assets were transferred from other assets to equipment and depreciation. The increase in accounts payable was a result of wholesale purchasesmade near the end of September which were not yet paid.

Liquidity and Capital Resources

During the six months ended December 31, 2005 the Company underwent investment equity infusions to improve cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005, the Company has retained most of their contracts as opposed to selling the contracts to a third party. This has strained cash flow made it more difficult to pay normal overhead expenses on an ongoing basis. The Company is currently endeavoring to locate a finding source for its contracts and to sell enough contracts on an ongoing basis to cover overhead needs. No assurance can be made that the Company will locate an adequate source of funding in the near future. Without a source to purchase the contracts the Company only has as its cash flow cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for doubtful accounts, which is discussed below.

The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for doubtful accounts is based primarily upon historical credit loss experience, with consideration given to recent credit loss trends in the industry, delinquency levels, collateral values, economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

Recent Accounting Pronouncements

In December 2004, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R, “Share-Based Payment” (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB Opinion No. 25. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, except that SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statements based on fair values. Pro forma disclosure is no longer an alternative under SFAS 123R. SFAS 123R was originally issued with the implementation required for interim and annual periods beginning after June 15, 2005. On April 15, 2005 the Securities and Exchange Commission delayed the required effective date of SFAS 123R to the beginning of the first fiscal year that begins after June 15, 2005.

The Company has a policy of immediate compliance with all new accounting standards. It has complied with these new requirements since the beginning of its prior fiscal year, July 1, 2004.

Seasonality

The Company’s vehicle sales and finance business is seasonal in nature. The period October through December is historically the slowest period for vehicle sales. Many of the Company’s operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the period January through May is historically the busiest time for vehicle sales as many of the Company’s customers use income tax refunds as down payment on the purchase of a vehicle.

Item 3. Quantitative And Qualitative Disclosures about Market Risk

As of December 31, 2005 the Company had no long term institutional indebtedness and as such the Company’s earnings are not impacted by interest paid on interest bearing notes payable. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are below lending rate regulations in the State of Arizona.

Item 4. Controls and Procedures

The Company’s management, with the participation of independent consultants, has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this quarterly report on Form 10-QSB, and, based on their evaluation have concluded that these controls and procedures were not effective as a result of 1) weakness in the information technology (“IT”) controls and 2) lack of knowledge upon the part of former accounting management.

During the six-months ended December 31, 2005 the Company made a number of improvements in the IT area including installing new software programs specific to the Company’s business. After December 31, 2003 management also replaced former accounting management and implemented stronger operational reporting procedures and controls. It is believed that these actions will significantly improve the accuracy of the information reported on Form 10-QSB.

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