Form 10QSB/A
period 2006-03-31
NowAuto Group, Inc.
filed 2006-10-13
CIK 1285828

UNITED STATES
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

2090 E. University Drive, Suite 112, Scottsdale, Arizona 85257
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2006
Common Stock, par value $0.001 per share	9,777,661

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-QSB of NowAuto Group, Inc. for the quarter ended March 31, 2006 is being filed to reflect a restatement of the financial statements for the quarter ended December 31, 2005 included in our Quarterly Report on Form 10-QSB filed on May 12, 2006 ). Certain Balance Sheet accounts have changed and these changes will roll forward into the next report. Changes to profits are immaterial and do not affect EPS.

Part I
Financial Information
Item 1. Financial Statements

NowAuto Group, Inc

Consolidated Condensed Balance Sheets

Assets

	March 31,	June 30,
	2005	2005
	(unaudited)

Current Assets
Cash	84,836	736,910
Accounts Receivable - Net	2,973,197	48,300
Inventory	304,750	336,386
Other Current Assets	28,666	6,029

	3,391,449	1,127,625

Equipment - Net	339,273	3,920

Goodwill	1,331,008	1,628,482

	5,061,730	2,760,027

Liabilities and Stockholders' Equity
Accounts Payable	758,646	329,425
Taxes Payable	506,430	117,680
Line of Credit	734,767
Accrued Payroll Payable	1,463	17,455
Repossession Accrual		118,616
Other Loans	329,022	99,565

Total Liabilities	2,330,328	682,741

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
March 31, 2006 - 9,797,661 shares
September 30, 2005 - 9,777,661 shares;
June 30, 2005 - 8,157,661 shares	1,005,500	8,157

Paid in Capital	3,561,474	3,523,117

Retained Earnings/(Deficit)	(1,835,573)	(1,453,988)

Total Stockholder's Equity	2,731,401	2,077,286

	5,061,730	2,760,027

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	March, 31	March, 31	March, 31	March, 31
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income
Vehicle & Finance Income	3,572,268.90	787,694.00	8,957,276.06	1130174

Cost of Goods Sold	2,405,842.93	767,053.00	6,402,930.68	1,023,077.00

Gross Profit/Loss	1,166,425.97	20,641.00	2,554,345.38	107,097.00

Expenses
General and Administrative	596,475.49	340,592.00	2,547,779.62	485,261.00
Stock for Services				680,773.00
Write off of Reserves			213,887.00

(Loss) before Income Taxes	569,950.48	(319,951.00)	(207,321.24)	(1,058,937.00)

Provision for Income Tax

Net Income (Loss)	569,950.48	(319,951.00)	(207,321.24)	(1,058,937.00)

Diluted Earnings per Share	0.06	(0.04)	(0.02)	(0.17)

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Stockholders' Equity
					Accumulated
			Paid in	Subscriptions	Deficit	Total
	Shares	Amount	Capital	Receivable	(Restated)	Equity

Balance June 30, 2003	319,878	320	(320)			0

Common Shares Issued to Founders	13,333,333	13,333	(9,333)			4,000

Common Shares Subscribed	1,333,333	1,333	998,667	(1,000,000)		0

Net (Loss)					(178,405)	(178,405)

Balance June 30, 2004	14,986,544	14,986	989,014	(1,000,000)	(178,405)	(174,405)

Cash received on Subscriptions Receivable
with additional Shares Issued	3,666,667	3,667	(3,667)	1,000,000		1,000,000
Common shares issued for cash	1,666,667	1,667	998,333			1,000,000
Common shares issued for acquisition	143,375	143	85,882			86,025
Common shares issued for acquisition	178,667	179	214,223			214,402
Common shares issued for cash	166,667	167	449,908			450,075
Common shares canceled	(13,333,333)	(13,333)	9,333			(4,000)
Common shares for service	615,741	616	680,157			680,773
Common shares for cash	66,667	67	99,933			100,000
Net (Loss)					(1,449,988)	(1,449,988)

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Net (Loss)					(207,180)	(207,180)

Balance, March 31, 2006	9,777,662	9,777	3,551,696	1,005,500	(1,835,573)	2,731,400

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Statements of Cash Flow

	9 Months	9 Months
	ended	ended
	March 31,	March 31,
	2006	2005
	(unaudited	(unaudited

Operating Activities

Net Income	(207,180)	(1,058,937)

Significant Non-Cash Transactions
Goodwill Purchase		300,426
Shares cancelled		(4,000)
Common stock for services	30,200	680,773
Depreciation/Amortization Expense	36,645	260
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(3,116,013)	(24,448)
(Increase)/Decrease in Inventory	31,636	(151,374)
(Increase)/Decrease in Other Current Assets	(22,637)	(10,057)
(Decrease)/Increase in Accounts Payable	429,221	262,429
(Decrease)/Increase in Other Liabilities	674,716

Net Cash (Used) by Operating Activities	(1,936,232)	1,054,009

Investing Activities
Purchase of Fixed Assets	(26,689)	(2,016)
Bank loan
Purchase of Goodwill		(916,053)

	(26,689)	(918,069)

Financing Activities
Stock Subscriptions Sold/Paid	1,005,500
Common Stock sold		1,140,000
Bank loan	512,527

	1,518,027	1,140,000

Net Increase/(Decrease) in Cash	(652,074)	227,060

Cash, Beginning of Period	736,910

	84,836	227,060

Significan Non-cash transactions
Purchase of Navicom, see notes
Merger with Global-E Investments see notes
Stock for Services, 50,000 shares @ $0.05	25,000
Stock for Services, 20,000 shares @ $0.26	5,200

Supplemental Information:
Period interest	8,602
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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $224,255 and $ 48,448 for the nine months ended March 31, 2006 and 2005, respectively.

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

Financed Contracts Receivable	$3,164,313
Allowance for doubtful accounts	(191,117)
Financed Contracts-net	$2,973,196

The Company’s subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:

	March 31,	June 30,
	2006	2005
Accounts Receivable	$341,913	$49,794
Less: Allowance for Doubtful Accounts	(13,677)	(1,494)
Net Accounts Receivable	$328,236	$48,300

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	March 31,	June 30,
	2006	2005
Furniture, fixtures and Equipment	$275,348	$4,491
Leasehold improvements	102,623	0
Less accumulated depreciation	(38,698)	(571)
Net Equipment	$339,273	$3,920

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

Note 6. INCOME TAXES

There is no provision for income taxes for the fiscal quarters ended March 31, 2006 and 2005.

The Company is not current with its filing of income tax report.

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

	Cars	GPS Units	Total
Sales	$2,994,134	$578,135	$3,572,269
Costs of Goods Sold	2,120,890	284,953	2,405,843
Gross Profit	$873,244	$293,182	$1,166,426

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

Note 12. RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and currently carried no interest. At December 31, 2005 $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders was originally reported as $773,442 at March 31, 2006 and $99,565 at June 30, 2005. As revised in this report, the total owed to shareholders at March 31, 2006 is $165,531.

During the quarter the Company began utilizing a flooring company which previously had been utilized for purchase of contracts. This finance company is owned by the same shareholder mentioned in the previous paragraph.

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

Note 16. Contract Financing

During the quarter ended March 31, 2006 the Company initiated relations with a new finance company to finance installment contracts from customers. The monies advanced are based upon the contract price and vary per car. The individual car is used as collateral for the advanced funds. Substantially all of the installment contracts financed require the Company’s customers to make their monthly payments via ACH (automatic account withdrawal). The Company pays a variable interest rate over the Prime Rate for its financing. The finance company receives all of the payments from the customers, removes its portion (interest and principal) and then makes the remainder available for the Company to pull from when needed. The Company retains ownership of these contracts and is active in the collection of delinquent accounts from these contracts. The Company also has contracts which it administers itself.

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

The Company’s gross profit as a percentage of sales during the nine months ended March 31, 2006 was 28% vs. 9% for the period ended March 31, 2005.

General and administrative expenses as a percentage of sales were 28% for the nine months ended March 31, 2006 and 43% for the period ended March 31, 2005. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	3/31/06	6/30/05
Accounts Receivable (net)	2,973,196	48,300
Inventory	304,750	336,386
Equipment	339,273	3,920
Goodwill	1,3331,008	1,628,482
Accounts Payable	758,646	329,425
Taxes Payable	506,430	117,980

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

Liquidity and Capital Resources

During the nine months ended March 31, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the company has also kept most of its contracts as opposed to selling the contracts to third parties. This has strained cash flow and made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company’s installment contracts. Without a source to finance or purchase the contracts the Company sources of cash are cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

Item 3. Quantitative And Qualitative Disclosures about Market Risk

As of March 31, 2006 the Company had obtained long term institutional financing in the form of collateral debt, and as such the Company’s earnings are impacted by interest paid. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are below lending rate regulations in the State of Arizona.

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

During the nine-months ended March 31, 2006 the Company made a number of improvements in the IT area including installing new software programs specific to the Company’s business. In addition, the Company has replaced former accounting management and implemented stronger operational reporting procedures and controls. It is believed that these actions will significantly improve the accuracy of the information reported on form 10-QSB.

PART II
Other Information

Item 1. Legal Proceedings
None

Item 6. Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification