Form 10-K
period 2006-06-30
NowAuto Group, Inc.
filed 2006-10-13
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended:	Commission file number:
June 30, 2006	000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

2090 East University, Suite 112, Tempe, Arizona 85281
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

Title of Each Class	June 30, 2006
Common Stock, par value $0.001	per share 9,843,046

NowAuto Group, Inc

Consolidated Condensed Balance Sheets

Assets

	June 30, 2006	June 30, 2005

Current Assets
Cash	27,433	736,910
Accounts Receivable - Net	1,582,495	48,300
Inventory	624,898	336,386
Other Current Assets	95,646	6,029

	2,330,472	1,127,625

Equipment - Net	40,733	3,920

Long Term Portion of Notes Receivable	2,592,988

Goodwill	1,022,147	1,628,482

	5,986,340	2,760,027

Liabilities and Stockholders' Equity

Liabilities
Accounts Payable	406,002	329,425
Taxes Payable	391,757	117,680
Line of Credit	2,480,571
Accrued Payroll Payable	56,303	17,455
Repossession Accrual		118,616
Other Loans	146,554	99,565

Total Liabilities	3,481,186	682,741

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2006 - 9,863,045 shares
June 30, 2005 - 8,157,661 shares	1,005,500	8,157

Paid in Capital	3,569,974	3,523,117

Retained Earnings/(Deficit)	(2,070,319)	(1,453,988)

Total Stockholder's Equity	2,505,154	2,077,286

	5,986,340	2,760,027

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	Year Ended June 30, 2006	Year Ended June 30, 2005

Income
Vehicle & Finance Income	11,683,864.65	2,092,912

Cost of Goods Sold	8,039,314.50	1,960,587

Gross Profit/Loss	3,644,550.15	132,325

Expenses
General and Administrative	3,191,063.35	1,582,313
Stock for Services
Write off of Reserves	213,887.00

Profit before Income Taxes	239,599.80	(1,449,988)

Impairment of Goodwill	686,867.64
Provision for Income Tax

Net Income (Loss)	(447,267.84)	(1,449,988)

Basic and Diluted

Earnings per Share
before Impairment	0.02

Net (Loss) per Common Share	(0.05)	(0.15)

NowAuto Group, Inc

Consolidated Stockholders' Equity

					Accumulated
			Paid in	Subscriptions	Deficit	Total
	Shares	Amount	Capital	Receivable	(Restated)	Equity

Balance June 30, 2003	319,878	320	(320)			0

Common Shares Issued to Founders	13,333,333	13,333	(9,333)			4,000
Common Shares Subscribed	1,333,333	1,333	998,667	(1,000,000)		0

Net (Loss)					(178,405)	(178,405)

Balance June 30, 2004	14,986,544	14,986	989,014	(1,000,000)	(178,405)	(174,405)

Cash received on Subscriptions Receivable
with additional Shares Issued	3,666,667	3,667	(3,667)	1,000,000		1,000,000
Common shares issued for cash	1,900,001	1,900	1,548,174			1,550,074
Common shares issued for acquisition	322,042	322	300,105			300,427
Common shares canceled	(13,333,333)	(13,333)	9,333			(4,000)
Common shares for service	615,741	616	680,157			680,773
Net (Loss)					(1,449,988)	(1,449,988)

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	70,000	70	30,130			30,200
Common shares issued for cash	65,384		8,500			8,500
			1,005,500	(1,005,500)
Net (Loss)					(441,926)	(441,926)

Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

NowAuto Group, Inc

Consolidated Condensed Stockholders' Equity

	Year	Year
	ended	ended
	June 30,	June 30,
	2006	2005

Operating Activities

Net Income	(441,926)	(1,449,988)

Significant Non-Cash Transactions
Goodwill Purchase		300,426
Shares cancelled		1,764,018
Common stock for services	30,200	(4,000)
Depreciation/Amortization Expense	49,613	571
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(4,227,953)	(150,435)
(Increase)/Decrease in Inventory	(288,512)	(336,386)
(Increase)/Decrease in Other Current Assets	(89,617)	373,153
(Decrease)/Increase in Accounts Payable	76,577	118,264
(Decrease)/Increase in Other Liabilities	342,067

Net Cash (Used) by Operating Activities	(4,107,626)	2,065,611

Investing Activities
Purchase of Fixed Assets	(121,568)	(4,491)
Write off Reserves	213,887
Impairment of Goodwill	686,868	(1,627,035)
Purchase of Goodwill

	779,186	(1,631,526)

Financing Activities
Proceeds from sale of stock		2,021,779
Proceeds from Shareholders loans		99,565
Stock Subscriptions Sold/Paid	1,005,500
Common Stock sold
Bank loan	2,055,389

	3,060,889	2,121,344

Net Increase/(Decrease) in Cash	(709,477)	732,288

Cash, Beginning of Period	736,910

	27,433	732,288

Significan Non-cash transactions
Purchase of Navicom, see notes
Merger with Global-E Investments see notes
Stock for Services, 50,000 shares @ $0.05	25,000
Stock for Services, 20,000 shares @ $0.26	5,200

Supplemental Information:
Period interest	79,455
Income Taxes paid

Note 1. ORGANIZATION AND BUSINESS

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock. On August 31, 2004 the name was changed to NowAuto, Inc.

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2006, the Company had four operating lots located in metropolitan Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

On July 21, 2005 the Company was purchased by Global-E Investments, Inc. Since Global-E was a non-operating company, this purchase was accounted for as a recapitalization stock exchange reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. and for historically accounting purposes the accounting records of Now Auto will be shown. Global-E Investments has changed its name to NowAuto Group, Inc.

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

Sales Tax

The Company pays sales taxes to local and state governmental agencies on vehicles sold. Calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. The Company does not report the sale for sales tax purposes until the down payments are fully paid. This is congruent with industry standard and complies with state tax codes. The Company is current with its filings of reports. The Company does owe back sales taxes. Arrangements have been made with all taxing authorities and the company is in full compliance with all of them.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to
$268,024 and $68,647 for the fiscal years ended June 30, 2006 and 2005, respectively.

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

Stock Option Plans

As of June 30, 2006 the Company had no employee stock ownership plan.

Repossession Accrual

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars adjusted by the actual loss experienced. The company believes that it is more profitable to keep the customer in the car. Great effort has been made to accomplish this goal and the need for repossession accruals is reduced.

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. Currently the Company sells a portion of its contracts to third party finance companies. At June 30, 2005, the Company was not holding any of its own contracts. As of June 30, 2006 the Company was holding financed contracts. These are shown below.

Financed Contracts Receivable	$3,557,142
Allowance for doubtful accounts	(100,000)

Financed Contracts-net	$3,457,142

Accounts Receivable - Net
The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:
	June 30,	June 30,
	2006	2005

Accounts Receivable	$432,071	$341,913
Less: Allowance for Doubtful Accounts	(7,690)	(13,677)

Net Accounts Receivable	$424,381	$328,236

Total Receivables net	$3,989,213

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	June 30,	June 30,
	2006	2005

Furniture, fixtures and Equipment	$27,104	$4,491
Leasehold improvements	2,624	0
Computers & Software	9,396
Less accumulated depreciation	(4,747)	(571)
Net Equipment	$34,377	$3,920

Note 5. GOODWILL (Including Recent Purchases)

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2006 was as follows:

Year Ending June 30,	2006	2005

Navicom purchase	$214,401	$214,401
Mesa Lot Purchase	498,028	498,028
Tucson Lot Purchase	164,318	164,318
Sunburst Lot Purchase	4,000	751,735

Total	$880,747	$1,628,482

In the above figures the purchase of the Sunburst lot is included in the Goodwill amount as of June 30, 2005.

On July 7, 2005 the depreciable portion of the purchase price listed above, $350,000, was reallocated to equipment and furniture.

Impairment

The company has selected the final quarter as its period to evaluate the goodwill for impairment on an annual basis. Certain significant events have occurred that focused attention on Sunburst goodwill.

Sunburst’s auction business was the key reason for its acquisition. It was expected to be a profitable alternative means of disposing of vehicles not eligible for finance (BHPH) sales. Since the acquisition of Sunburst, a number of events have converged which adversely affected the goodwill of the Sunburst lot, including but not limited to the following:

1)
The auction proceeds did not achieve the expected results in terms of cash flow and profitability. While the Company devoted considerable capital and advertising to expand the auction, the results still failed to achieve the Company’s expectations.

2)	The Company determined that the Sunburst auction was becoming a drain on capital, advertising and labor, thus inhibiting profitability and growth of its BHPH business.

3)	The Sunburst staff inherited in the acquisition did not perform to expectations [NOTE: none of those employees are still with the company]

As a result, the Company elected to change the way it disposes of vehicles not eligible for finance sales, focus on it core competency of BHPH sales and reduce redundant and burdensome cost. Therefore, goodwill for the Sunburst lot has been reduced by $395,000 bringing its value to $0.

In June of 2006, the landlord of the Sunburst lot announced that he had an offer to sell the land. In view of the events discussed above, the company decided to decline to exercise its lease option to stay. Therefore, the under-performing Sunburst auction was closed down. Certain fixed assets that could not be legally or practically removed were abandoned. The lot was moved to a new location. These events resulted in a write off of fixed assets for $231,518 to impairment and a reduction of overhead of $338,364 per year. However, the company believes that the new location will be as productive in financed sales as the old lot had been.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended June 30, 2006 and 2005 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended March 31,	2006	2005
Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0

Total	$0	$0

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

During the twelve months ended June 30, 2005 the Company issued an additional 1,000,000 common shares in receipt of $1,000,000 cash payment for the subscriptions receivable executed during the prior period 504 offering.

During the period ended June 30, 2005 the Company issued and additional ,000,000 shares for $1,000,000 cash in a second 504 offering.

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

On February 16, 2005 Company issued 50,000 common shares to the founder for services and the surrender of 40,000,000 shares that where immediately cancelled.

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

Equipment & fixtures	$250,000
Leasehold Improvement	100,000
No Compete Covenant	5,000
Goodwill	375,000
Escrow Costs	1,735

Total Investment	$751,735

Note 9. SEGMENT REPORTING

The Company has two segments, its cars sales and its GPS unit sales (Navicom).
Following is an analysis of these segments for the three months ended June 30, 2006.

	Cars	GPS Units	Total
Sales	$2,651,686	$74,902	$2,726,588
Costs of Goods Sold	1,551,166	85,218	1,636,384
Gross Profit	$1,100,520	$(10,316)	$1,090,204

Note 10. STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 11. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of June 30, 2006, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2006	$237,679
2007	253,983
2008	253,983
2009	253,983
2010	253,983

Note 12. RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and currently carried no interest. At December 31, 2005, $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders are $164,955.98 at March 31, 2006 and $99,565 at June 30, 2005. These notes have now been fully satisfied through transfer of customer’s contracts.

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

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs are subject to the guidance in SOP 04-2.

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

Note 14. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company sustained a material loss in the year ended June 30, 2005. This loss has continued through June 30, 2006. This raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company's profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable. The quarter ended December 31, 2005 reflected a substantial net loss. The Company did report a profit for the year ended June 30, 2006; however, the Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.

Note 15. Compensation of Officers

Scott Miller, CEO entered into an agreement with the company on January 20, 2005 for $250,000 as a retention bonus. The company has been unable to honor the full agreement. Currently, Mr. Miller receives a salary of $130,000 per year. He drives a company-owned vehicle most of the time as does other company management. The other officers currently receive salaries of less than $100,000.

Note 16. Contract Financing

During the quarter ended March 31, 2006 the Company initiated relations with a new finance company to finance installment contracts from customers. The monies advanced are based upon the contract price and vary per car. The individual car is used as collateral for the advanced funds. Substantially all of the installment contracts financed requires the Company's customers to make their monthly payments via ACH (automatic account withdrawal). The Company pays a variable interest rate over the Prime Rate for its financing. The finance company receives all of the payments from the customers, removes its portion (interest and principal) and then makes the remainder available for the Company to pull from when needed. The Company retains ownership of these contracts and is active in the collection of delinquent accounts from these contracts. The Company also has contracts, which it administers itself.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2006 the Company has four stores, all of which are located in the State of Arizona.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sells used vehicles, or independent used vehicle dealerships. The Company operates in the "Buy Here/Pay Here" segment of the independent used vehicle sales and finance market. Buy Here/Pay Here dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans provided by the Company are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

The Company's primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the three months ended June 30, 2006 estimated credit losses as a percentage of contracts were 14%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

Hiring, training and retaining qualified personnel are critical to the Company's success. The number of trained managers the Company has at its disposal will limit the rate at which the Company adds new stores. Excessive turnover, particularly at the store manager level, could impact the Company's ability to add new stores. During the twelve months ended June 30, 2006 the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.

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

Twelve Months Ended June 30, 2006 vs. Twelve Months Ended June 30, 2005

For the quarter ended June 30, 2005 the Company was just beginning and did not have any significant sales. As such, a comparison with the quarters would be ineffectual. The discussion below focuses on the twelve months ended June 30, 2006 vs. the twelve months ended June 30, 2005.

Revenue from financed vehicles generally fall in a price range of $7,000 to $9,000. Vehicle sales represented 78% of revenue for the period and NaviCom GPS, Inc. 2%.

The Company's gross profit as a percentage of sales during the twelve months ended June 30, 2006 was 31% vs. 6% for the period ended June 30, 2005.

General and administrative expenses as a percentage of sales were 27% for the twelve months ended June 30, 2006 and 75% for the period ended June 30, 2005. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	6/30/06	6/30/05
Accounts Receivable (net)	4,175,483	48,300
Inventory	624,898	336,386
Equipment	40,733	3,920
Goodwill	928,747	1,628,482
Accounts Payable	406,001	329,425
Taxes Payable	391,757	117,980

As of June 30, 2005 the Company held no contracts. During the quarter ended September 30, 2005 management made the decision to begin its own financing. This accounts for the increase in accounts receivable. Inventory rose as a result of increased sales. The Company had no significant increase in equipment purchase for the quarter. The increase noted is actually a transfer of assets. The Sunburst lot was purchased on July 7, 2005. As of that date $350,000 in fixed assets was transferred from other assets to equipment and depreciation was initiated. The increase in accounts payable was a result of increased volume of business and strained cash flow.

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for doubtful accounts is based primarily upon recent historical credit loss experience, with consideration given to trends in the industry, delinquency levels, collateral values, economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

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

Item 4. Controls and Procedures

The Company's management has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation have concluded that these controls and procedures were not effective as a result of weakness in the information technology ("IT") controls.

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. While the Company's management believes improvements have been made, as of the end of June 30, 2006 this new system is not totally functional. The Company intends to be totally operational by the end of the June 30, 2007 quarter.

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

	31.1	Rule 13a-14(a) certification
	31.2	Rule 13a-14(a) certification
	32.1	Rule Section 1350 certification

Exhibit Index

31.1.	Rule 13a-14(a) certification
31.2.	Rule 13a-14(a) certification
32.1.	Rule Section 1350 certification

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10KSB of Now Auto Inc, of our report dated October 12, 2006 on our audit of the financial statements of Now Auto Inc as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the reference to us under the caption “Experts.”

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
October 12, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702)253-7511 Fax (702)253-7501

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Now Auto Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Now Auto Inc. as of June 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Now Auto Inc as of June 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
October 12, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501