Form 10QSB
period 2006-09-30
NowAuto Group, Inc.
filed 2006-11-16
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2006	000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of he latest practicable date.

Title of Each Class	Outstanding at September 30, 2006
Common Stock, par value $0.001 per share	9,789,677

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

	September 30,	June 30,
	2006	2006
Assets
Current Assets
Cash	30,826	27,433
Accounts Receivable - Net	2,162,180	1,582,495
Inventory	847,232	624,898
Other Current Assets	111,663	95,646

	3,151,900	2,330,472

Long Term Notes Receivable	2,698,471	2,592,988

Equipment - Net	93,823	40,733

Goodwill	928,497	1,022,147

	6,872,691	5,986,340

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	267,060	406,002
Taxes Payable	326,964	391,757
Line of Credit	1,619,204	1,168,414
Accrued Payroll Payable	52,343	56,303
Other Loans	136,690	146,554

Total Current Liabilities	2,402,261	2,169,030

Long Term Notes Payable	1,818,405	1,312,157

Total Liabilities	4,220,665	3,481,186

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
September 30, 2006 9,843,046 shares;

Paid in Capital	4,575,474	4,575,474

Retained Earnings/(Deficit)	(1,923,448)	(2,070,319)

Total Stockholder's Equity	2,652,026	2,505,154

	6,872,691	5,986,340

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	3 months
	Ended	Ended
	September 30,	September 30,
	2,006	2,005
	(unaudited)	(unaudited)
Income
Vehicle & Finance Income	1,729,130	4,112,018

Cost of Goods Sold	945,858	3,033,401

Gross Profit/Loss	783,271	1,078,617

Expenses
Selling Costs	121,501
General and Administrative	514,899	767,765
Write off of Reserves

Profit before Income Taxes	146,871	310,852

Provision for Income Tax	50,845	100,136
NOL Carry Forward	-50,845

Net Income (Loss)	146,871	210,716

Basic and Diluted
Net (Loss) per Common Share	0.02	0.02

Weighted Average number of Common Shares Outstanding	9,789,677	9,707,661

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net (Loss)					146,871	146,871
	9,843,046	9,777	4,565,696	0	(1,923,448)	2,652,025

NowAuto Group, Inc

Consolidated Condensed Stockholders' Equity

	3 months	3 months
	ended	ended
	September 30,	September 30,
	2006	2005
Operating Activities

Net Income	146,871	210,716

Significant Non-Cash Transactions
Depreciation/Amortization Expense	6,627	11,743
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(579,685)	(1,939,149)
(Increase)/Decrease in Inventory	(222,334)	(150,098)
(Increase)/Decrease in Other Current Assets	(16,017)	(40,406)
(Increase)/Decrease in LT Notes Receivable	(105,483)
(Increase)/Decrease in Contract Reserves		(213,887)
(Decrease)/Increase in Accounts Payable	(138,942)	341,875
(Decrease)/Increase in Other Liabilities	(77,017)	331,712

Net Cash (Used) by Operating Activities	(985,980)	(1,447,494)

Investing Activities
Purchase of Fixed Assets	(59,343)	(64,341)
Disposal of assets	93,650

	34,307	(64,341)

Financing Activities
Stock Subscriptions Sold/Paid		1,135,500
Payments on Shareholder loans		(94,500)
Bank loan	955,066

	955,066	1,041,000

Net Increase/(Decrease) in Cash	3,393	(470,835)

Cash, Beginning of Period	27,433	736,910

	30,826	266,075

Supplemental Information:
Period interest	79,455
Income Taxes paid	0

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $68,106 and $10,547 for the quarters ended September 30, 2005 and 2006, respectively.

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

Stock Option Plans

As of September 30, 2006 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. At June 30, 2005, the Company was not holding any of its own contracts. As of September 30, 2006 the Company was holding financed contracts. These are shown below.

	September 30, 2006	June 30, 2006
Financed Contracts Receivable	$4,153,493	$3,844,182
Allowance for doubtful accounts	(47,213)	(100,000)
Financed Contracts-net	$4,106,280	$3,744,182

Accounts Receivable - Net

The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:

	September 30, 2006	June 30, 2006
Accounts Receivable	$441,431	$432,071
Less: Allowance for Doubtful Accounts	(769)	(769)
Net Accounts Receivable	$423,662	$431,302

Total Receivables net	$4,529,942

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	September 30,	June 30,
	2006	2006

Furniture, fixtures and Equipment	$39,416	$272,567
Leasehold improvements	55,884	100,000
Computers & Software	12,292
Less accumulated depreciation	(13,769)	(12,314)
Net Equipment	$93,823	$360,253

Note 5. GOODWILL (Including Recent Purchases)

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on September 30, 2006 was as follows:

Quarter ending September 30,	2006	2005
Navicom purchase	$214,401	$214,401
Mesa Lot Purchase	498,028	498,028
Tucson Lot Purchase	212,318	164,318
Sunburst Lot Purchase	3,750	751,735
Total	$928,497	$1,628,482

In the above figures the purchase of the Sunburst lot is included in the Goodwill amount as of September 30, 2006.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended September 30, 2006 and 2005 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended September 30,	2006	2005
Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset (net of the valuation account)	0	0
Total	$0	$0

Note 7. STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

One June 30, 2004 had 14,984,544 shares outstanding. During the twelve months ended June 30, 2005 the Company issued an additional 21,490,995 issued for the purchase of new lots and services rendered. 13,333,333 shares were cancelled. In the period ending June 30, 2006 1,685,384 shares were issued for capital purchases and services rendered. No shares have been issued since that date.

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

Equipment & fixtures	$250,000
Leasehold Improvement	100,000
No Compete Covenant	5,000
Goodwill	375,000
Escrow Costs	1,735
Total Investment	$751,735

Note 9. SEGMENT REPORTING

The Company has two segments, its cars sales and its GPS unit sales (Navicom).

Following is an analysis of these segments for the three months ended June 30, 2006.

	Cars	GPS Units	Total
Sales	1,719,770	9,360	1,729,130
Cost of Goods Sold	941,245	4,613	945,858
Gross Profit	778,524	4,747	783,271
Selling Cost	121,501		121,501
Administrative Expenses	410,650	104,250	514,899
Net Profit(Loss)	246,374	(99,503)	146,871

EPS before taxes	0.03	(0.01)	0.02

Navicom is analyzing multiple GPS tracking platforms for potential marketable products.

Note 10. STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 11. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of June 30, 2006, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2006	$237,679
2007	257,010
2008	257,010
2009	257,010
2010	257,010

Note 12. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Note 13. GOING CONCERN

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

Note 14. Compensation of Officers

Scott Miller, CEO entered into an agreement with the company on January 20, 2005 for $250,000 as a retention bonus. The company has been unable to honor the full agreement. Currently, Mr. Miller receives a salary of $130,000 per year. He drives a company-owned vehicle most of the time as does other company management. The other officers currently receive salaries of less than $100,000.

Note 15. Contract Financing

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2006 the Company has four stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the three months ended September 30, 2006 estimated credit losses as a percentage of contracts were 6%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

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

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Revenue from financed vehicles generally fall in a price range of $7,000 to $9,000. Vehicle and finance sales represented 99% of revenue for the period and NaviCom GPS, Inc. is less than 1%.

The Company's gross profit as a percentage of sales during the three months ended September 30, 2006 was 45% vs. 26% for the period ended September 30, 2005.

General and administrative expenses as a percentage of sales were 36% for the three months ended September 30, 2006 and 18% for the period ended September 30, 2005. Because the Company now retains its own contracts, it created a collections department, the cost of which represents the increase in general and administrative expenses. Regulatory oversight expenses may affect this as the Company grows.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	September 30, 2006	June 30, 2006
Accounts Receivable (net)	4,860,650	4,175,483
Inventory	847,232	624,898
Equipment	93,823	40,733
Goodwill	928,747	1,022,147
Accounts Payable	267,060	406,002
Taxes Payable	326,964	391,757

Liquidity and Capital Resources

The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the company has also kept most of its contracts as opposed to selling the contracts to third parties. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales monthly payments from its contracts receivable portfolio.

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

The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance doubtful accounts is based primarily upon recent historical credit loss experience, with consideration given to trends in the industry, delinquency levels, collateral values, economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

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

NOWAUTO GROUP, INC.

Dated: November 16, 2006	By:	/s/ Scott Miller
Scott Miller
Chief Executive Officer

By:	/s/ Faith Forbis
Faith Forbis Chief Financial Officer