Form 10QSB/A
period 2005-12-31
NowAuto Group, Inc.
filed 2007-02-14
CIK 1285828

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

EXPLANATORY NOTE

Correction of mathematical errors on the Balance Sheet and Statement of Cash Flows.

Part I
Financial Information
Item 1. Financial Statements

NowAuto Group, Inc

Consolidated Condensed Balance Sheets

Assets

	December 31,	June 30,
	2005	2005
	(unaudited)

Current Assets
Cash	$54,683	$736,910.00
Accounts Receivable - Net	1,455,007	48,300
Inventory	481,615	336,386
Other Current Assets	8,500	6,029

	1,999,805	1,127,625

Equipment - Net	352,465	3,920

Goodwill	1,331,008	1,628,482

	$3,683,278	$2,760,027

Liabilities and Stockholders' Equity
Accounts Payable	$486,388	$329,425
Taxes Payable	408,826	117,680
Accrued Payroll Payable	47,339	17,455
Repossession Accrual		118,616
Other Loans	684,754	99,565

Total Liabilities	$1,627,306	$682,741

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
September 30, 2005 - 9,707,661 shares;
June 30, 2005 - 8,157,661 shares	9,757	8,157

Paid in Capital	4,552,016	3,523,117

Retained Earnings/(Deficit)	(2,505,801)	(1,453,988)

Total Stockholder's Equity	$2,055,972	$2,077,286

Total Liabilities and Stockholders' Equity	$3,683,278	$2,760,027

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	3 months	6 months	6 months
	Ended	Ended	Ended	Ended
	December, 31	December, 31	December, 31	December, 31
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income
Vehicle & Finance Income	$1,272,989.16	$335,885.00	$5,385,007.16	$342,480.00

Cost of Goods Sold	963,686.75	253,248.00	3,997,087.75	256,024.00

Gross Profit/Loss	309,302.41	82,637.00	1,387,919.41	86,456.00

Expenses
General and Administrative	1,183,539.13	139,553.00	1,951,304.13	144,669.00
Stock for Services		680,773.00		680,773.00
Write off of Reserves	213,887.00		213,887.00	0.00

(Loss) before Income Taxes	(1,088,123.72)	(737,689.00)	(777,271.72)	(738,986.00)

Provision for Income Tax

Net Income (Loss)	$(1,088,123.72)	$(737,689.00)	$(777,271.72)	$(738,986.00)

BASIC and DILUTED Net Loss per
Common Share	$(0.11)	$(0.24)	$(0.08)	$(0.32)

WEIGHTED Average Number of
Common Shares Outstanding	9,751,661	3,057,143	9,496,520	2,337,207

The accompanying notes are an integral part of these statements

NowAuto Group, Inc

Consolidated Condensed Stockholders' Equity
					Accumulated
			Paid in	Subscriptions	Deficit	Total
	Shares	Amount	Capital	Receivable	(Restated)	Equity

Balance June 30, 2003	319,878	320	(320)			0

Common Shares Issued to Founders	13,333,333	13,333	(9,333)			4,000

Common Shares Subscribed	1,333,333	1,333	998,667	(1,000,000)		0

Net (Loss)					(178,405)	(178,405)

Balance June 30, 2004	14,986,544	14,986	989,014	(1,000,000)	(178,405)	(174,405)

Cash received on Subscriptions Receivable
with additional Shares Issued	3,666,667	3,667	(3,667)	1,000,000		1,000,000
Common shares issued for cash	1,666,667	1,667	998,333			1,000,000
Common shares issued for acquisition	143,375	143	85,882			86,025
Common shares issued for acquisition	178,667	179	214,223			214,402
Common shares issued for cash	166,667	167	449,908			450,075
Common shares canceled	(13,333,333)	(13,333)	9,333			(4,000)
Common shares for service	615,741	616	680,157			680,773
Common shares for cash	66,667	67	99,933			100,000
Net (Loss)					(1,449,988)	(1,449,988)

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Net (Loss)					(877,408)	(877,408)

Balance, December 31, 2005	9,757,662	9,757	3,546,516	1,005,500	(2,505,801)	2,055,972

The accompanying notes are an integral part of these statements

NOW AUTO INC.
Condensed Consolidated Statement of Cash Flows
	6 months	6 months
	ended	ended
	December 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
Operating Activities

Net Income	$(1,088,124)	$(738,986)

Significant Non-Cash Transactions
Common Stock for Services	25,000	680,773
Depreciation/Amortization Expense	24,743
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(1,571,951)	(199,096)
(Increase)/Decrease in Inventory	(145,229)	(165,774)
(Increase)/Decrease in Other Assets	2,471	(10,057)
(Increase)/Decrease in Accounts Payable	156,963	165,625
Increase/(Decrease) in Other Liabilities	939,268

Net Cash (Used) by Operating Activities	(1,661,038)	(267,515)

Investing Activities
Purchase of Fixed Assets	266,689	(2,016)
Purchase of Goodwill		(164,318)

Net Cash (Used) by Investing Activities	266,689	(166,318)

Financing Activities
Stock Subscriptions Sold/Paid	1,005,500	488,592

Cash Provided by Financing Activities	1,005,500	488,592

Net Increase/(Decrease) in Cash	(682,227)	54,743

Cash, Beginning of Period	736,910

Cash, End of Period	$54,683	$12,239

Significant Non-Cash Transactions
Purchase of Navicom, see notes
Merger with Global-E Investments see notes
Stock for Services, 50,000 shares @ $0.05	0	$25,000
Supplemental Information:
Period Interest	0	$7,852
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