Form 10QSB
period 2006-12-31
NowAuto Group, Inc.
filed 2007-02-14
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2006	000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2006
Common Stock, par value $0.001 per share	9,831,717

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

Assets
	December 31,	September 30,
	2006	2006

Current Assets
Cash	45,977	30,826
Accounts Receivable - Net	2,067,787	2,162,180
Inventory	635,187	847,232
Other Current Assets	81,305	111,663

	2,830,257	3,151,900

Long Term Notes Receivable	3,620,788	2,698,471

Equipment - Net	92,244	93,823

Goodwill	928,497	928,497

	7,471,787	6,872,691

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	422,694	267,060
Taxes Payable	279,921	326,964
Line of Credit	1,708,200	1,619,204
Accrued Payroll	70,978	52,343
Other Loans	174,547	136,690

Total Current Liabilities	2,656,339	2,402,261

Long Term Notes Payable	2,797,207	1,818,405

Total Liabilities	5,453,546	4,220,665

Stockholders' Equity

Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
September 30, 2006 9,843,046 shares;

Paid in Capital	4,575,474	4,575,474

Retained Earnings/(Deficit)	(2,704,104)	(1,923,448)

Total Stockholder's Equity	2,018,241	2,652,026

	7,471,787	6,872,691

NowAuto Group, Inc
Consolidated Condensed Statements of Operations

		3 months	3 months	6 months	6 months
		Ended	Ended	Ended	Ended
		December 31,	December 31,	December 31,	December 31,
		2006	2,005	2006	2005
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income
	Vehicle & Finance Income	2,230,859	1,150,179	3,950,629	5,121,078

	Cost of Goods Sold	1,568,409	856,912	2,467,369	3,663,180

	Gross Profit/Loss	662,450	293,267	1,483,259	1,457,898

Expenses
	Selling Costs	698,769	153,194	862,556	440,014
	General and Administrative	597,465	798,769	1,008,115	1,237,554
	Write off of Reserves		213,887		213,887

Profit before Income Taxes		(633,785)	(872,583)	(387,411)	(433,556)

	Provision for Income Tax	50,845		50,845
	NOL Carry Forward	(50,845)		(50,845)

Net Income (Loss)		(633,785)	(872,583)	(387,411)	(433,556)

	Earnings Per Share	(0.06)	(0.11)	(0.04)	(0.08)

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(486,914)	(486,914)
Balance December 31, 2006	9,843,046	9,777	4,565,696	0	(2,557,233)	2,018,240

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	3 months	3 months
	ended	ended
	December 31,	December 31,
	2006	2005

Operating Activities

Net Income (Loss)	(633,785)	(1,088,124)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Common Stock for services		25,000
Depreciation/Amortization Expense	2,681	25,506
Changes in assets and liabilities
(Increase)/Decrease in Receivables	94,392	(1,571,951)
(Increase)/Decrease in Inventory	212,045	(145,229)
(Increase)/Decrease in Other Current Assets	30,358	(2,471)
(Decrease)/Increase in Accounts Payable	154,214	156,963
(Decrease)/Increase in Other Liabilities	8,412	939,268

Net Cash (Used) by Operating Activities	(131,683)	(1,661,038)

Investing Activities
Purchase of Fixed Assets	(1,103)	(26,689)
Long Term Notes Receivable	(922,318)

	(923,421)	(26,689)

Financing Activities
Stock Subscriptions Sold/Paid		1,005,500
Bank loan	1,070,255

	1,070,255	1,005,500

Net Increase/(Decrease) in Cash	15,151	(682,227)

Cash, Beginning of Period	30,826	736,910

	45,977	54,683

Supplemental Information:
Period interest	173,123	7,852
Income Taxes paid	0	0

Note 1. ORGANIZATION AND BUSINESS

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock. On August 31, 2004 the name was changed to NowAuto, Inc.

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2006, the Company had four operating lots located in metropolitan Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $148,547 and $23,377 for the quarters ended December 31, 2005 and 2006, respectively.

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

Stock Option Plans

As of December 31, 2006 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. At June 30, 2005, the Company was not holding any of its own contracts. As of December 31, 2006 the Company was holding financed contracts. These are shown below.
	December 31,	December 31,
	2006	2005
Financed Contracts Receivable	$5,278,899	$1,620,045
Allowance for doubtful accounts	(30,984)	(165,244)
Financed Contracts-net	$5,247,915	$1,454,801

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	December 31,	September 30,
	2006	2006
Furniture, fixtures and Equipment	$39,416	$39,416
Leasehold improvements	56,987	55,884
Computers & Software	12,292	12,292
Less accumulated depreciation	(16,450)	(13,769)
Net Equipment	$92,244	$98,823

Note 5. GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on December 31, 2006 was as follows:
Year Ending June 30,	2006	2005
	$928,497	$1,628,482

The change in Goodwill reflects the impairment of Sunburst Goodwill recorded on June 30, 2006.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended December 31, 2006 and 2005 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended December 31,	2006	2005
Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

Note 7. STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

On June 30, 2004 had 14,984,544 shares outstanding. During the twelve months ended June 30, 2005 the Company issued an additional 21,490,995 issued for the purchase of new lots and services rendered. 13,333,333 shares were cancelled. In the period ending June 30, 2006 1,685,384 shares were issued for capital purchases and services rendered. No shares have been issued since that date.

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

Equipment & fixtures	$250,000
Leasehold Improvement	100,000
Non Compete Covenant	5,000
Goodwill	375,000
Escrow Costs	1,735
Total Investment	$751,735

Note 9. NAVICOM

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Currently, Navicom is in the process of changing its product brand and business model. Great effort has been made to seek a GPS product with more cost effective feature sets that will better serve its customers. During this search, daily operations at Navicom have been on hiatus. It is expected that operations will resume in the next quarter.

Note 10. STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 11. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of December 31, 2006, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:
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

Note 13. GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2006. This raised substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve the profitability of the Company by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track the Company's profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until the Company becomes profitable.

The quarter ended December 31, 2006 reflects a substantial net loss. The Company did report a profit for the year ended June 30, 2006, before impairment of Goodwill. The Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.

Note 14. COMPENSATION OF OFFICERS

Scott Miller, CEO entered into an agreement with the company on January 20, 2005 for $250,000 as a retention bonus. The company has been unable to honor the full agreement. Currently, Mr. Miller receives a salary of $130,000 per year. He drives a company-owned vehicle most of the time as does other company management. Theodore Valenzuela serves as the COO. He receives an annual salary of $140,000. The other officer currently receives salary of less than $100,000.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2006 the Company had four stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the six months ended December 31, 2006 estimated credit losses as a percentage of contracts were 16.3%. The Company intends to increase the focus of store management on credit quality and on collections. In addition to the experience of store management and the seasoning of the customer base, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

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

Six Months Ended December 31, 2006 vs. Six Months Ended December 31, 2005

Revenue for the six months ending December 31, 2006 was $3,950,629 verses revenue of $5,385,007 for the six months ended December 31, 2005. The decline in revenue was due primarily to discontinuation of the Company’s unprofitable public auto auction and relocation of the Company’s largest retail store during this period.

Revenue for the three months ended December 31, 2006 was $2,230,859 versus revenue of $1,272,989 for the three months ended December 31, 2005, an increase of approximately 75%. The increase in revenue was due primarily to higher vehicle sales and finance income.

The Company's gross profit as a percentage of sales during the six months ended December 31, 2006 was 38% vs. 26% for the six months ended December 31, 2005. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the three months ended December 31, 2006, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is that most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy and fuel costs, adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the quarter ended December 31, 2006.
General and administrative expenses as a percentage of sales were 26% for the six months ended December 31, 2006 and 24% for the period ended June 30, 2005. Because the Company now retains its own contracts, it created a collections department. Interest expense has increased substantially as a result of line of credit financing (See Note 15). The Company has also become more cost-effective in other areas. Thus, G&A costs have increased by only 2%.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	December 2006	December 2005
Accounts Receivable (net)	5,688,575	1,455,007
Inventory	635,187	481,615
Equipment	92,244	352,465
Goodwill	928,747	1,628,482
Accounts Payable	422,695	486,388
Taxes Payable	279,921	408,826

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

The Company maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of its finance receivables. The allowance for doubtful accounts is based primarily upon recent historical credit loss experience, with consideration given to trends in the industry, delinquency levels, collateral values, and economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, the Company believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

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

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. While the Company's management believes improvements have been made, as of the end of December 31, 2006 this new system is not totally functional. The Company intends to be totally operational by the end of the December 31, 2007 quarter.

PART II
Other Information

Item 1. Legal Proceedings
     None

Item 6. Exhibits

31.1 Rule 13a-14(a) certification
31.2 Rule 13a-14(a) certification
32.1 Rule Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.

NOWAUTO GROUP, INC.

Dated: February 14, 2007	By:	/s/ Scott Miller
Scott Miller Chief Executive Officer

By:	/s/ Faith Forbis
Faith Forbis Chief Financial Officer

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification