Form 10QSB
period 2007-03-31
NowAuto Group, Inc.
filed 2007-05-15
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2007	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2007
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

Assets
	March 31,	December 31,
	2007	2006
	Unaudited
Current Assets
Cash	10,779	45,977
Accounts Receivable - Net	2,740,999	2,067,787
Inventory	445,662	635,187
Other Current Assets	81,825	81,305

	3,279,265	2,830,257

Long Term Notes Receivable	2,878,016	3,620,788

Equipment - Net	89,093	92,244

Goodwill	928,497	928,497

	7,174,872	7,471,787

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	362,945	422,694
Taxes Payable	270,166	279,921
Line of Credit	1,464,593	1,708,200
Accrued Payroll	53,576	70,978
Other Loans	227,814	174,547

Total Current Liabilities	2,379,093	2,656,339

Long Term Notes Payable	3,524,658	2,797,207

Total Liabilities	5,903,751	5,453,546

Stockholders' Equity

Common Stock, authorized 100,000,000 shares, $0.001 par value;
Issued and outstanding March 31, 2007 - 9,843,046 shares;

Paid in Capital	4,575,474	4,575,474

Retained Earnings/(Deficit)	(3,304,353)	(2,557,233)

Total Stockholder's Equity	1,271,121	2,018,241

	7,174,872	7,471,787

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income
Vehicle & Finance Income	1,662,846	3,572,269	5,622,835	8,957,276

Cost of Goods Sold	939,995	2,405,843	3,454,262	6,351,921

Gross Profit/Loss	722,851	1,166,426	2,168,573	2,605,355

Gross Margin	43.5%	32.7%	38.6%	29.1%

Expenses
Selling and Financing Costs	848,866	201,462	1,791,666	692,486
General and Administrative	621,105	395,013	1,667,779	1,906,303
Write off of Reserves		0		213,887

Profit before Income Taxes	(747,120)	569,951	(1,290,872)	(207,321)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(747,120)	569,951	(1,290,872)	(207,321)

Earnings Per Share	(0.08)	0.06	(0.13)	(0.02)

Shares O/S	9,843,046	9,777,661	9,843,046	9,777,661

NowAuto Group, Inc

Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(1,234,033)	(1,234,033)
Balance December 31, 2006	9,843,046	9,777	4,565,696	0	(3,304,353)	1,271,120

NowAuto Group, Inc

Consolidated Statements of Cash Flows

	3 months	3 months
	Ended	Ended
	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)
Operating Activities

Net Income (Loss)	(747,120)	(207,180)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Common Stock for services		30,200
Depreciation/Amortization Expense	3,151	36,645
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(648,558)	(3,116,013)
(Increase)/Decrease in Inventory	189,176	31,636
(Increase)/Decrease in Other Current Assets	6,757	(22,637)
(Decrease)/Increase in Accounts Payable	(58,437)	429,221
(Decrease)/Increase in Other Liabilities	(226,529)	674,716

Net Cash (Used) by Operating Activities	(1,481,561)	(2,143,412)

Investing Activities
Purchase of Fixed Assets	0	(26,689)
Long Term Notes Receivable	718,912

	718,912	(26,689)

Financing Activities
Stock Subscriptions Sold/Paid		1,005,500
Bank loan	727,451	512,527

	727,451	1,518,027

Net Increase/(Decrease) in Cash	(35,198)	(652,074)

Cash, Beginning of Period	45,977	736,910

	10,779	84,836

Supplemental Information:
Period interest	189,215	8,602
Income Taxes paid	0	0

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $80,441 and $21822 for the quarters ended December 31, 2005 and 2006, respectively.

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

Stock Option Plans

As of March 31, 2007 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. At June 30, 2005, the Company was not holding any of its own contracts. As of March 31, 2007 the Company was holding financed contracts. These are shown below.

	March 31,	March 31,
	2007	2006

Financed Contracts Receivable	$4,817,737	$2,613,164
Allowance for doubtful accounts	(32,836)	(191,117)

Financed Contracts-net	$4,784,901	$2,422,047

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	December 31,	December 31,
	2006	2006

Furniture, fixtures and Equipment	$39,416	$39,416
Leasehold improvements	56,987	56,987
Computers & Software	12,292	12,292
Less accumulated depreciation	(19,601)	(16,450)
Net Equipment	$89,093	$92,244

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

Quarter ended March 31,	2007	2006

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

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

Note 9. NAVICOM

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Currently, Navicom is in the process of changing its product brand and business model. Great effort has been made to seek a GPS product with more cost effective feature sets that will better serve its customers. During this search, daily operations at Navicom have been on hiatus. Navicom is now adding a starter interrupt system called On Time. This system will remind the customer when a payment is due and prevent the vehicle from starting if the payments are behind.

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

The quarter ended March 31, 2007 reflects a substantial net loss. The Company did report a profit for the year ended June 30, 2006, before impairment of Goodwill. The Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.

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

Note 16. Financial Reports

The Statement of Operations has been changed to report selling and financing costs as a separate line item. In the past, only the selling costs have been broken out. It is believed that this gives the reader better information about the operations of the company. Prior period statements are adjusted to reflect the change.

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

Nine Months Ended March 31, 2007 vs. Nine Months Ended March 31, 2006

Revenue for the three months ending March 31, 2007 was $1,662,704 verses revenue of $3,572,269 for the three months ended March 31, 2006. The decline in revenue was due primarily to discontinuation of the Company’s unprofitable public auto auction and relocation of the Company’s largest retail store during this period.

Revenue for the nine months ended March 31, 2007 was $5,662,835 versus revenue of $8,957,276 for the nine months ended March 31, 2006. The decline in revenue was a result of (i) increased credit and underwriting criteria; and (ii) cessation of auction activities in the September 2006 quarter.

The Company's gross profit as a percentage of sales during the nine months ending March 31, 2007 was 43.5% vs. 32.7% for the nine months ended March 31, 2006. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the three months ended March 31, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is that most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy and fuel costs, adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the quarter ended March 31, 2007. General and administrative expenses as a percentage of sales were 29% for the nine months ended March 31, 2007 versus 21% for the nine months ended March 31, 2007. Because the Company now retains its own contracts, it created a collections department thereby increasing operating expenses. Furthermore, interest expense has increased substantially as a result of line of credit financing (See Note 15). The Company has also become more cost-effective in other areas.

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	March 2007	March 2006

Accounts Receivable (net)	5,619,016	2,973,196
Inventory	445,662	304,750
Equipment	89,093	339,273
Goodwill	928,747	1,331,008
Accounts Payable	362,945	758,646
Taxes Payable	270,309	506,430

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

PART II
Other Information

Item1.	Legal Proceedings
None

Item6.	Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification