Form 10-K
period 2007-06-30
NowAuto Group, Inc.
filed 2007-10-01
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal year ended:	Commission file number:
June 30, 2007	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at June 30, 2007
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

Assets
	June 30,	June 30,
	2007	2006

Current Assets
Cash	37,454	27,433
Accounts Receivable - Net	2,325,893	1,582,495
Inventory	530,056	624,898
Prepaid Expenses	71,233	95,646

	2,964,635	2,330,472

Long Term Notes Receivable	3,119,020	2,592,988
Equipment - Net	89,528	40,733

Goodwill	714,179	1,022,147

	6,887,363	5,986,340

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	327,848	406,002
Taxes Payable	149,474	391,757
Line of Credit	1,897,744	2,480,571
Accrued Payroll	49,282	56,303
Deferred Revenue	80,593
Other Loans	285,795	146,554

Total Current Liabilities	2,790,737	3,481,186

Long Term Notes Payable	3,740,015
Commitment	137,859

Total Liabilities	6,668,611	3,481,186

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2006 - 8,157,661 shares;
June 30, 2007 - 9,843,046 shares;	9,843	8,158

Paid in Capital	4,565,631	4,567,316

Retained Earnings/(Deficit)	(4,356,721)	(2,070,319)

Total Stockholder's Equity	218,752	2,505,154

	6,887,363	5,986,340

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2007	2006

Income
Vehicle & Finance Income	6,944,021	11,683,865

Cost of Goods Sold	4,209,205	7,988,305

Gross Profit/Loss	2,734,816	3,695,560

Gross Margin	39.4%	31.6%

Expenses
Selling and Financing Costs	2,433,916	941,335
General and Administrative	2,374,984	2,300,739
Write off of Reserves		213,887
Impairment of Goodwill	212,318	686,868

Profit before Income Taxes	(2,286,402)	(447,268)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(2,286,402)	(447,268)

Earnings Per Share	(0.23)	(0.05)

Shares O/S	9,843,046	9,777,661

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,777	4,565,696	0	(4,356,721)	218,752

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2007	2006

Operating Activities

Net Income (Loss)	(2,286,402)	(441,926)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Common Stock for services		30,200
Depreciation/Amortization Expense	15,736	49,613
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(238,098)	(2,578,828)
(Increase)/Decrease in Inventory	94,843	(288,512)
(Increase)/Decrease in Other Current Assets	24,413	(89,617)
(Decrease)/Increase in Accounts Payable	(71,660)	76,577
(Decrease)/Increase in Other Liabilities	(612,296)	342,067

Net Cash (Used) by Operating Activities	(3,073,463)	(2,900,427)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(64,532)	(121,568)
(Increase)/Decrease in Long Term Notes Receivable	(1,037,825)	(1,649,125)
(Increase)/Decrease in Write off Reserves		213,887
(Increase)/Decrease in Impairment of Goodwill	307,967	686,868

	(794,389)	(869,939)

Financing Activities
(Decrease)/Increase in Stock Subscriptions Sold/Paid		1,005,500
(Decrease)/Increase in Bank loan	3,877,874	2,055,389

	3,877,874	3,060,889

Net Increase/(Decrease) in Cash	10,021	(709,477)

Cash, Beginning of Period	27,433	736,910

	37,454	27,433
Supplemental Information:
Stock for Services, 50,000 shares @ 0.05		25,000
Stock for Services, 20,000 shares @ 0.26		5,200
Period interest	216,071	79,445
Income Taxes paid	0	0

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

Sales Tax

The Company pays sales taxes to local and state governmental agencies on vehicles sold and leased. For sales contracts, calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. The Company does not report the sale for sales tax purposes until the down payments are fully paid. This is congruent with industry standard and complies with state tax codes. For lease agreements, sales tax is paid when funds are received from the customer. Therefore, leases are reported for sales tax purposes in the period the lease is signed. There is no allowable deduction for vehicle repossessions. The Company is current with its filings of reports. The Company does owe back sales taxes. Arrangements have been made with all taxing authorities and the Company is in full compliance with all of them.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $268,024 and $66,783 for the quarters ended June 30, 2006 and 2007, respectively.

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

Stock Option Plans

As of June 30, 2007 the Company had no employee stock ownership plan.

Repossession Accrual

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars adjusted by the actual loss experienced. The Company believes that it is more profitable to keep the customer in the vehicle. In the past, great effort was been made to accomplish this goal. The Company is currently reviewing these efforts for their effectiveness and revising the approach to be more proactive rather than reactive.

The Company is currently reviewing these efforts for their effectiveness and revising the approach to be more proactive rather than reactive.

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. At June 30, 2005, the Company was not holding any of its own contracts. As of June 30, 2007 the Company was holding financed contracts. These are shown below.

	June 30, 2007	June 30, 2006
Financed Contracts Receivable	$4,635,443	$3,557,142
Allowance for doubtful accounts	(33,493)	(100,000)
Financed Contracts-net	$4,601,950	$3,457,142

During the Quarter ending June 30, 2007, the Company began leasing as well as selling vehicles. This has two immediate advantages. First, all sales tax on sale contracts is due and payable when the down payment is fully satisfied even though the cash flow generated from the sale is spread over approximately 36 months. Sales tax on leases is due only on monies received spreading the obligation evenly with the cash flow. Secondly, the vehicle is titled differently making it a little easier should the Company need to retake possession of the vehicle.

Accounting for leases is different though the results are very similar to sale contracts. The principle balance of sales contracts is recorded as Notes Receivable. The agreed sale price of the vehicle is the revenue recognized. According to Generally Accepted Accounting Principles (GAAP) as stated in SFAS No. 13, the Company recognizes its leases as sales-type capital leases. In this case, the total remaining payments plus residual value is recorded as Notes Receivable. Interest is recorded as Deferred Revenue and recognized as appropriate during the lease period. The present value of the annuity due on the monthly payment is the recognized revenue. This amount tends to be lower than the sales price. The cost of the vehicle minus the present value of the residual value is recognized as the cost of sales. These differences will initially have a negative affect on gross margin. In the long term, it will increase the amount of interest income.

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	June 30,	June 30,
	2006	2007
Furniture, fixtures and Equipment	$27,104	$39,713
Leasehold improvements	2,624	56,987
Computers & Software	9,396	15.767
Less accumulated depreciation	(4,747)	(22,939)
Net Equipment	$89,093	$89,528

Note 5. GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The Company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2007 was as follows:

Year Ending June 30,	2007	2006
	$714,179	$928,497

Impairment

In the quarter ending June 30, 2007, the Company decided to merge the Tucson lot with the Phoenix operations. This was the result of three things:
1.
The Company has never been able to secure an adequate source of inventory in the Tucson area thus creating supply challenges. Inventory had to be acquired in Phoenix and transported to Tucson. The time, effort, and cost of doing this became a burden to the Company

2.	Retaining qualified staff proved problematic resulting in higher than acceptable turnover especially at the management level.
3.	Profits were unpredictable.
This created an impairment of goodwill in the amount of $212,318.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended December 31, 2006 and 2005 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended June 30,	2007	2006

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

Note 7. STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

On June 30, 2004 the Company had 14,984,544 shares outstanding. During the twelve months ended June 30, 2005 the Company issued an additional 21,490,995 issued for the purchase of new lots and services rendered. 13,333,333 shares were cancelled. In the period ending June 30, 2006 1,685,384 shares were issued for capital purchases and services rendered. No shares have been issued since that date.

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

Certain significant events have since occurred that focused attention on Sunburst goodwill.

Sunburst’s auction business was the key reason for its acquisition. It was expected to be a profitable alternative means of disposing of vehicles not eligible for finance (BHPH) sales. Since the acquisition of Sunburst, a number of events have converged which adversely affected the goodwill for the Sunburst lot, including but not limited to the following:

1.  The auction proceeds did not achieve the expected results in terms of cashflow and profitability. While the Company devoted considerable capital and advertising to expand the auction, the results still failed to achieve the Company’s expectation.

2.  The Company determined that he Sunburst auction was becoming a drain on capital, advertising, and labor, thus inhibiting profitability and growth of its BHPH business.

3.  The Sunburst staff inherited in the acquisition did not perform to expectations [NOTE: none of those employees are still with the Company]

As a result, the Company elected to change the way it disposes of vehicles not eligible for finance sales, focus on it’s core competency of BHPH sales and reduce redundant and burdensome cost. Therefore, goodwill for the Sunburst lot has been reduced by $395,000 bringing its value to $0.

In June of 2006, the landlord of the Sunburst lot announced that he had an offer to sell the land. In view of the events discussed above, the Company decided to decline to exercise its lease option to stay. Therefore, the under-performing Sunburst auction was closed down. Certain fixed assets for $231,518 to impairment and a reduction of overhead of $338,364 per year. However, the Company believes that the new location will be as productive in financed sales as the old lot had been.

Note 9. NAVICOM

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Currently, Navicom is in the process of changing its product brand and business model. Great effort has been made to seek products with more cost effective feature sets that will better serve its customers. At this time, Navicom has minimal activity only serving NowAuto Group..

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

SFAS No. 13 - Accounting for Leases is used to determine the method of accounting for leases. (See Note 3)

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

The fiscal year ended June 30, 2007 reflects a substantial net loss. The Company did report a profit for the year ended June 30, 2006, before impairment of Goodwill. The Company needs to attract equity investors to continue in existence. No assurance can be made that these investors will be forthcoming.

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

Note 17. PENDING LITIGATION

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. The Company has chosen to vigorously fight the judgment and filed an appeal in May 2007. The opening brief was filed in August of 2007. No response has yet been filed. At this time, the parties have agreed to an arbitrated settlement and the Company believes that the settlement will be reached and will be considerably lower than the judgment amount.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2007 the Company had three stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on sales and collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the twelve months ended June 30, 2007 estimated credit losses as a percentage of contracts were increased substantially over the prior year. In the past nine months the Company implemented new and stricter underwriting criteria at the store level. In addition the Company implemented stricter contract criteria which, in the short term, resulted in higher repossessions and charge-off accounts. While these measures contributed to higher credit losses, during/in the June 30, 2007 fiscal year, the Company believes that its loan portfolio will reflect higher quality loan that result in lower credit losses in the future. In addition, credit losses are also impacted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack thereof) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

Hiring, training and retaining qualified personnel are critical to the Company's success. The number of trained managers the Company has at its disposal will limit the rate at which the Company adds new stores. Excessive turnover, particularly at the store manager level, could impact the Company's ability to add new stores. During the twelve months ended June 30, 2007 the Company added resources to train and develop personnel. The Company expects to continue to invest in the development of its workforce.

The Company also offers GPS tracking services through its NaviCom GPS, Inc. subsidiary that allows users, including vehicle dealers and others, to locate, track and monitor motor vehicles and other personal property.

Fiscal Year Ended June 30, 2007 vs. Fiscal Year Ended June 30, 2006

Revenue for the fiscal year ended June 30, 2007 was $6,944,021 versus revenue of $11,683,865 for the fiscal year ended June 30, 2006. The decline in revenue was a result of (i) lower retail sales due to increased credit and underwriting criteria; and (ii) cessation of unprofitable auction activities in the September 2006 quarter.

The Company's gross profit as a percentage of sales during fiscal year ending June 30, 2007 was 39.4% vs. 31.6% for the fiscal year ended June 30, 2006. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the three months ended March 31, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the quarter ended March 31, 2007. General and administrative expenses as a percentage of sales were 32% for the fiscal year ended June 30, 2007 versus 19% for the nine months ended June 30, 2007, due primarily to interest expense as the Company's debt facility (see Note 15). Interest expense increased from $79,454.96 in fiscal 2006 to $706,644.04 in fiscal 2007.(See Note 15). Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas, including banking charges down 80%, computer costs down 90%, liability insurance down 7%, and general office expenses down 11%.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	June 2007	June 2006
Accounts Receivable (net)	5,444,913	4,063,066
Inventory	530,056	624,898
Equipment	89,528	40,733
Goodwill	714,179	1,022,147
Accounts Payable	327,848	406,002
Taxes Payable	149,474	391,757

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

Item 3. Quantitative And Qualitative Disclosures about Market Risk

As of March 31, 2006 the Company had obtained long term institutional financing in the form of collateral debt, and as such the Company’s earnings are impacted by interest paid. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are within lending rate regulations in the State of Arizona.

The Company generally finances vehicles on behalf of high risk borrowers with poor credit histories. A portion of these loans become delinquent and require repossession of the vehicles. Charges in the company’s delinquency expense caused by changes in economic conditions or other factors could increase the Company’s bad debt charge-offs and provision for losses which would adversely affect profitability. Moreover, increased credit losses could substantially reduce the Company’s working capital and limit operations.

Item 4. Controls and Procedures

The Company's management has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective in part due to a weakness in the information technology ("IT") controls.

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. During the twelve months ended June 30, 2007 the Company has continued to enhance and improve its business systems. While the Company's management believes improvements have been made, there is still work to be done to improve integration and control of data flow.

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

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
                        PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NowAuto Group Inc
Las Vegas, Nevada

We have audited the accompanying balance sheet of NowAuto Group Inc as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Now Auto In cas of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company’s recurring losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 13.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
September 28, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV89146 (702) 253-7499 Fax (702) 253-7501

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

September 28, 2007

NowAuto Group Inc
2239 N Hayden Rd, Suite 100
Scottsdale, AZ 85257

Independence Standards Board Standard No. 1, *Independence Discussions with Audit Committees*, requires that we disclose to you in writing, at least annually all relationships between our firm and its related entities and your company and its related entities that in our professional judgment may reasonably be thought to bear on independence.

The following is a description of such relationships of which we are aware that are relevant to our audits of the Company's financial statements and internal control over financial reporting for the year ending June 30, 2007.

We are not aware of any such relationships.

We confirm that we are independent of the Company within the meaning of the federal securities laws administered by the Securities and Exchange Commission.

As further required by Standard No. 1, we will be pleased to discuss our independence with respect to the Company at your convenience

This letter is intended solely for use by you and other members of the Board of Directors in your consideration of our independence as auditors, and should not be used for any other purpose.

Very truly yours,

Moore & Associates, Chartered

Las Vegas, Nevada