Form 10-Q
period 2007-09-30
NowAuto Group, Inc.
filed 2007-11-16
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2007	000-50709

NOWAUTO GROUP, INC.
-------------------
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

2090 East University, Suite 112, Tempe, Arizona 85281
---------------------------------------------------------
(address of principal executive offices, including zip code)

(480) 990-0007
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2007
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

Assets

	September 30,	June 30,
	2007	2007
	Unaudited	Audited

Current Assets
Cash	29,323	37,454
Accounts Receivable - Net	2,337,621	2,325,893
Inventory	653,051	530,056
Prepaid Expenses	63,067	71,233

	3,083,061	2,964,635

Long Term Notes Receivable	3,091,665	3,119,020
Equipment - Net	88,792	89,528

Goodwill	714,179	714,179

	6,977,698	6,887,363

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	314,243	327,848
Taxes Payable	44,853	149,474
Line of Credit	1,897,712	1,897,744
Accrued Payroll	35,167	49,282
Deferred Revenue	409,898	80,593
Other Loans	223,195	285,795

Total Current Liabilities	2,925,067	2,790,737

Long Term Notes Payable	4,187,457	3,740,015
Commitment	137,859	137,859

Total Liabilities	7,250,383	6,668,612

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2006 - 8,157,661 shares;
June 30, 2007 - 9,843,046 shares;	9,843	9,843

Paid in Capital	4,565,631	4,565,631

Retained Earnings/(Deficit)	(4,848,159)	(4,356,721)

Total Stockholder's Equity	(272,685)	218,752

	6,977,698	6,887,363

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	Unaudited	Unaudited

Income
Vehicle & Finance Income	1,086,539	1,729,130

Cost of Goods Sold	583,500	945,858

Gross Profit/Loss	503,039	783,271

Gross Margin	46.3%	45.3%

Expenses
Selling and Financing Costs	536,210	196,834
General and Administrative	458,266	439,566
Write off of Reserves
Impairment of Goodwill	0	0

Profit before Income Taxes	(491,439)	146,871

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(491,439)	146,871

Earnings Per Share	(0.05)	0.02

Shares O/S	9,843,046	9,789,677

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,777	4,565,696	0	(4,356,721)	218,752

Net Income (Loss)					(491,438)	(491,438)
Balance September 30, 2007	9,843,046	9,777	4,565,696	0	(4,848,159)	(272,685)

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2007	2006
	Unaudited	Unaudited

Operating Activities

Net Income (Loss)	(491,439)	146,871

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	2,681	6,627
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(14,827)	(579,685)
(Increase)/Decrease in Inventory	(122,465)	(222,334)
(Increase)/Decrease in Other Current Assets	8,166	(16,017)
(Decrease)/Increase in Accounts Payable	(11,037)	(138,942)
(Decrease)/Increase in Other Liabilities	147,936	(77,017)

Net Cash (Used) by Operating Activities	(480,985)	(880,497)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(1,945)	(59,343)
(Increase)/Decrease in Long Term Notes Receivable	27,355	(105,483)
Disposal of Assets		93,650
(Increase)/Decrease in Impairment of Goodwill

	25,410	(71,176)

Financing Activities
(Decrease)/Increase in Bank loan	447,442	955,066

	447,442	955,066

Net Increase/(Decrease) in Cash	(8,132)	3,393

Cash, Beginning of Period	37,454	27,433

	29,322	30,826
Supplemental Information:

Period interest	216,071	79,445
Income Taxes paid	0	0

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $78,104 and $15,856 for the quarters ended September 30, 2006 and 2007, respectively.

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

Stock Option Plans

As of September 30, 2007 the Company had no employee stock ownership plan.

Repossession Accrual

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars adjusted by the actual loss experienced. The Company believes that it is more profitable to keep the customer in the vehicle. Great effort was made to accomplish this goal. The company is currently reviewing these efforts for their effectiveness and revising the approach to be more proactive rather than reactive.

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 36 months. At June 30, 2005, the Company was not holding any of its own contracts. As of September 30, 2007 the Company was holding financed contracts. These are shown below.

	September 30,	September 30,
	2006	2007

Financed Contracts Receivable	$4,153,493	$4,560,667
Allowance for doubtful accounts	(47,213)	(33,493)

Financed Contracts-net	$4,106,280	$4,427,174

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

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	September 30,	September 30,
	2006	2007

Furniture, fixtures and Equipment	$39,416	$39,713
Leasehold improvements	55,884	56,989
Computers & Software	12,292	17,712
Less accumulated depreciation	(13,769)	(25,620)
Net Equipment	$93,823	$88,792

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

Quarter Ending September 30,	2007	2006
	$714,179	$928,497

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
This created an impairment of goodwill in the amount of $221,543.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended December 31, 2006 and 2005 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended September 30,	2006	2007

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

Note 7. STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

On June 30, 2004, the Company had 14,984,544 shares outstanding. During the twelve months ended June 30, 2005 the Company issued an additional 21,490,995 issued for the purchase of new lots and services rendered. 13,333,333 shares were cancelled. In the period ending June 30, 2006 1,685,384 shares were issued for capital purchases and services rendered. No shares have been issued since that date.

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

Note 9. NAVICOM

The Company has two segments, its cars sales and its GPS unit sales (Navicom). Currently, Navicom is in the process of changing its product brand and business model. Great effort has been made to seek products with more cost effective feature sets that will better serve its customers. At this time, Navicom has minimal activity only serving NowAuto Group.

Note 10. STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 11. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of September 30, 2007, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

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

Note 17. PENDING LITIGATION

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. The Company has chosen to vigorously fight the judgment and filed an appeal in May 2007. The opening brief was filed in August of 2007. No response has yet been filed. At this time, the parties have agreed to an arbitrated settlement and the Company believes that the settlement will be reached and will be considerably lower than the judgment amount. In October of 2007, an out of court settlement of $71,000 with payments to begin in November of 2007 was agreed to by both parties.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2007 the Company had three stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on sales end collections. The Company is responsible for its own collections through its internal contracts department with supervisory involvement of the corporate office. For the twelve months ended June 30, 2007 estimated credit losses as a percentage of contracts were increased substantially over the prior year. In the past none months the Company implemented new and stricter underwriting criteria at the store level. In addition the Company implemented stricter contract criteria which, in the short term, resulted in higher repossessions and charge-off accounts. While these measures contributed to higher credit losses, during/in the June 30, 2007 fiscal year, the Company believes that its loan portfolio will reflect higher quality loans that result in lower credit losses in the future. In addition, credit losses are also imparted, to some degree, by economic conditions in the markets in which the Company serves, In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes that most significant factor affecting credit losses is the proper execution (or lack therefore) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

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

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

Revenue for the quarter ended September 30, 2007 was $1,086,539 versus revenue of $1,729,130 for the quarter ended September 30, 2006. The decline in revenue was a result of lower sales volume.

The Company's gross profit as a percentage of sales during the quarter ending September 30, 2007 was 46.3% vs. 45.3% for the quarter ended September 30, 2006. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the year ended June 30, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. This trend continued during the quarter ended September 30, 2007 and is likely to continue in the foreseeable future. General and administrative expenses as a percentage of sales were 42% for the three months ended September 30, 2007 versus 29.7% for the three months ended September 30, 2006. Interest expense increased 63% as a result of line of credit financing (See Note 15) increasing administrative costs. Bad debt expense increased 459% over the prior year. Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	September 2006	September 2007

Accounts Receivable (net)	4,860,651	5,429,286
Inventory	847,232	653,051
Equipment	93,823	88,792
Goodwill	928,497	714,179
Accounts Payable	267,060	314,243
Taxes Payable	326,964	44,853

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

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the
Company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. During the three months ended September 30, 2007 the Company has continued to enhance and improve its business systems. While the Company's management believes improvements have been made, there is still work to be done to improve integration and control of data flow.

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

	31.1	Rule 13a-14(a) certification
	31.2	Rule 13a-14(a) certification
	32.1	Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification