Form 10QSB
period 2007-12-31
NowAuto Group, Inc.
filed 2008-02-14
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2007	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2007
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

	December 31,	September 30,
	2007	2007
	(unaudited)	(unaudited)
Assets
Current Assets
Cash	13,394	29,323
Accounts Receivable - Net	2,400,038	2,337,621
Inventory	775,030	653,051
Prepaid Expenses	61,178	63,067

	3,249,639	3,083,061

Long Term Notes Receivable	3,096,578	3,091,665
Equipment - Net	87,843	88,792

Goodwill	716,179	714,179

	7,150,239	6,977,698

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	378,493	314,243
Taxes Payable	21,588	44,853
Line of Credit	1,920,407	1,897,712
Accrued Payroll	21,112	35,167
Deferred Revenue	646,742	409,898
Other Loans	187,786	223,195

Total Current Liabilities	3,176,127	2,925,067

Long Term Notes Payable	4,507,225	4,187,457
Commitment	51,000	137,859

Total Liabilities	7,734,353	7,250,383

Stockholders' Equity
Common Stock, authorized 100,000,000 shares, $0.001 par value; Issued and outstanding June 30, 2006 - 8,157,661 shares; June 30, 2007 - 9,843,046 shares;	9,843	9,843

Paid in Capital	4,565,631	4,565,631

Retained Earnings/(Deficit)	(5,159,588)	(4,848,159)

Total Stockholder's Equity	(584,114)	(272,685)

	7,150,239	6,977,698

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc

Consolidated Condensed Statements of Operations

	3 months	6 months	3 months	6 months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Vehicle & Finance Income	1,063,650	2,150,189	2,230,859	3,950,629

Cost of Goods Sold	487,529	1,071,029	1,568,409	2,467,369

Gross Profit/Loss	576,121	1,079,160	662,450	1,483,259

Gross Margin	54.2%	50.2%	29.7%	37.5%

Expenses
Selling and Financing Costs	412,734	948,945	698,769	862,556
General and Administrative	474,815	933,081	597,465	1,008,115
Write off of Reserves
Impairment of Goodwill	0	0

Profit before Income Taxes	(311,429)	(802,867)	(633,785)	(387,411)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(311,429)	(802,867)	(633,785)	(387,411)

Earnings Per Share	(0.03)	(0.08)	(0.06)	(0.04)

Shares O/S	9,843,046	9,843,046	9,843,046	9,843,046
Weighted Shares O/S	9,843,046	9,843,046	9,831,717	9,831,717

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,777	4,565,696	0	(4,356,721)	218,752

Net Income (Loss)					(802,866)	(802,866)
Balance September 30, 2007	9,843,046	9,777	4,565,696	0	(5,159,588)	(584,114)

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
	Unaudited	Unaudited

Operating Activities

Net Income (Loss)	(312,928)	(633,785)

Adjustments to reconcile Net Income(Loss) to Net Cash used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	2,681	2,681
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(59,890)	94,392
(Increase)/Decrease in Inventory	(109,908)	212,045
(Increase)/Decrease in Other Current Assets	713	30,358
(Decrease)/Increase in Accounts Payable	39,233	154,214
(Decrease)/Increase in Other Liabilities	200,896	8,412

Net Cash (Used) by Operating Activities	(239,203)	(131,683)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(1,732)	(1,103)
(Increase)/Decrease in Long Term Notes Receivable	(8,913)	(922,318)
Disposal of Assets
(Increase)/Decrease in Impairment of Goodwill

	(10,645)	(923,421)

Financing Activities
(Decrease)/Increase in Bank loan	319,768	1,070,255
(Decrease)/Increase in Commitment	(86,859)

	232,909	1,070,255

Net Increase/(Decrease) in Cash	(16,939)	15,151

Cash, Beginning of Period	29,332	30,826

	12,394	45,977
Supplemental Information:

Period interest	229,068	173,123
Income Taxes paid	0	0

The accompanying notes are an integral part of these financial statements

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

Stock Option Plans

As of December 31, 2007 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 39 months. As of December 31, 2007 the Company was holding financed contracts. These are shown below.

	December 31,	December 31,
	2006	2007

Financed Contracts Receivable	$4,927,273	$4,669,937
Allowance for doubtful accounts	(30,985)	(33,491)
Financed Contracts-net	$4,896,288	$4,636,446

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

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	December 31,	December 31,
	2006	2007

Furniture, fixtures and Equipment	$39,416	$40,197
Leasehold improvements	56,987	58,235
Computers & Software	12,292	17,712
Less accumulated depreciation	(16,450)	(28,301)
Net Equipment	$92,244	$87,843

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

Quarter Ending December 31,	2007	2006
	$716,179	$928,497

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

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended December 31, 2007 and 2006 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended December 31,	2006	2007

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

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

Note 9. STOCK OPTIONS AND WARRANTS

Currently the Company has no outstanding options or warrants.

Note 10. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of December 31, 2007, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2006	$237,679
2007	257,010
2008	257,010
2009	257,010
2010	257,010

Note 11. COMPENSATION OF OFFICERS

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

Note 12. CONTRACT FINANCING

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

Note 13. FINANCIAL REPORTS

The Statement of Operations has been changed to report selling and financing costs as a separate line item. In the past, only the selling costs have been broken out. It is believed that this gives the reader better information about the operations of the Company. Prior period statements are adjusted to reflect the change.

Note 14. NAVICOM COMMITMENT

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. In October of 2007, an out of court settlement of $68,000 with payments to begin in November of 2007 was agreed to by both parties.

Note 15. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Note 16. GOING CONCERN

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2007 the Company had three stores, all of which are located in the State of Arizona.

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

Six Months Ended December 31, 2007 vs. Six Months Ended December 31, 2006

Revenue for the quarter ended December 31, 2007 was $1,063,650 versus revenue of $2,230,859 for the quarter ended December 31, 2006. The decline in revenue was a result of significantly lower contract purchases during the quarter caused by a high volume of credit applications that did not meet the Company’s standards.

The Company's gross profit as a percentage of sales during the quarter ending December 31, 2007 was 50.2% vs. 37.5% for the quarter ended December 31, 2006. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the year ended June 30, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. While the quarter ended December 31, 2007 showed an improvement in bad debt expense, the Company expects that current economic conditions will continue for the foreseeable future and higher than normal repossessions may be experienced.

General and administrative expenses as a percentage of sales were 43.4% for the six months ended December 31, 2007 versus 25.5% for the six months ended December 31, 2006. Interest expense has increased substantially as a result of line of credit financing (See Note 15) increasing administrative costs. Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	December 2006	December 2007

Accounts Receivable (net)	5,688,575	5,496,616
Inventory	635,187	775,030
Equipment	92,244	87,843
Goodwill	928,747	716,179
Accounts Payable	422,695	378,493
Taxes Payable	279,921	21,588
Deferred Referred	0	646,742

The Company experienced substantial loses in fiscal year ending June 30, 2007. This is reflected in the decrease in Accounts Receivable. Inventory increases are due to improved supply lines and Goodwill decrease after the Tucson lot was merged into the Phoenix operations. (See 10k for Year Ending June 30, 2007, Note 5) The decrease in Accounts Payable and Taxes Payable are due to improved controls on cash.

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

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. During the three months ended December 31, 2007 the Company has continued to enhance and improve its business systems. While the Company's management believes improvements have been made, additional IT investment will be required to improve integration and control of data flow.

PART II
Other Information

Item 1. Legal Proceedings
None

Item 6. Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on is behalf by the undersigned thereunto duly authorized.

NOWAUTO GROUP, INC.

Date: February 13, 2008	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer

Date: February 13, 2008	By:	/s/ Scott Miller
Scott Miller
Chief Executive Officer

Exhibit Index

31.1.	Rule 13a-14(a) certification
31.2.	Rule 13a-14(a) certification
32.1.	Rule Section 1350 certification