Form 10-Q
period 2008-03-31
NowAuto Group, Inc.
filed 2008-05-15
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2008	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Condensed Balance Sheets

Assets
	March 31,	June 30,
	2008	2007
	(unaudited)
Current Assets
Cash	15,285	37,454
Accounts Receivable - Net	2,609,427	2,325,893
Inventory	693,258	530,056
Prepaid Expenses	49,281	71,233
Taxes Receivable	6,673

Total Current Assets	3,373,924	2,964,636

Long Term Notes Receivable	3,382,412	3,119,020
Equipment - Net	86,974	89,528

Goodwill	716,179	714,179

Total Assets	7,559,489	6,887,363

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	406,412	327,848
Taxes Payable	0	149,474
Line of Credit	2,073,137	1,897,744
Accrued Payroll	39,320	49,282
Deferred Revenue	925,002	80,593
Other Loans	167,976	285,795

Total Current Liabilities	3,611,848	2,790,737

Long Term Notes Payable	4,850,737	3,740,015
Commitment	25,500	137,859

Total Liabilities	8,488,084	6,668,611

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2007 - 9,843,046 shares;
March 30, 2008 - 9,843,046 shares;	9,843	9,843

Paid in Capital	4,565,631	4,565,631

Retained Earnings/(Deficit)	(5,504,069)	(4,356,721)

Total Stockholder's Equity (Deficit)	(928,595)	218,752

Total Liabilities and Stockholder's Equity (Deficit)	7,559,489	6,887,363

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Condensed Statements of Operations

	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Vehicle & Finance Income	1,300,443	1,662,846	3,450,631	5,622,835

Cost of Goods Sold	720,797	939,995	1,791,826	3,454,262

Gross Profit/Loss	579,645	722,851	1,658,805	2,168,573

Gross Margin	44.6%	43.5%	48.1%	38.6%

Expenses
Selling and Financing Costs	451,817	848,866	1,400,762	1,716,333
General and Administrative	472,310	621,105	1,405,391	1,686,272
Write off of Reserves
Impairment of Goodwill	0

Profit/Loss before Income Taxes	(344,482)	(747,121)	(1,147,348)	(1,234,033)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(344,482)	(747,121)	(1,147,348)	(1,234,033)

Earnings Per Share	(0.03)	(0.08)	(0.12)	(0.13)
Weighted Average Number of
Common Shares O/S	9,843,046	9,831,717	9,843,046	9,831,717

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Condensed Consolidated Stockholders' Equity

			Paid in	Subscriptions	Accumulated	Total
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0	(1,628,393)	1,902,880

Stock Scribed				1,005,500		1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923		3,500			3,500
Common shares issued for cash	38,461		5,000			5,000
Net (Loss)			1,005,500	(1,005,500)	(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,777	4,565,696	0	(2,070,319)	2,505,154

Net Income (Loss)					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,777	4,565,696	0	(4,356,721)	218,752

Net Income (Loss)					(1,147,347)	(1,147,347)
Balance March 31, 2008	9,843,046	9,777	4,565,696	0	(5,504,069)	(928,596)

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	3 months	9 months
	Ended	Ended
	March 31,	March 31,
	2008	2008
	(unaudited)	(unaudited)

Operating Activities

Net Income (Loss)	(372,081)	1,147,366

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	2,681	8,044
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(216,993)	(264,459)
(Increase)/Decrease in Inventory	95,144	(165,563)
(Increase)/Decrease in Other Current Assets	15,693	21,952
(Decrease)/Increase in Accounts Payable	47,155	62,267
(Decrease)/Increase in Other Liabilities	401,128	735,874

Net Cash (Used) by Operating Activities	(27,273)	1,545,482

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(1,813)	(5,490)
(Increase)/Decrease in Long Term Notes Receivable	(286,234)	(265,791)
Disposal of Assets
(Increase)/Decrease in Impairment of Goodwill

Net Cash provided by (used in) Investing Activities	(288,047)	(271,281)

Financing Activities
(Decrease)/Increase in Bank loan	343,511	1,110,722
(Decrease)/Increase in Commitment	(25,500)	(112,359)

Net cash provided by Financing Activities	318,011	998,363

Net Increase/(Decrease) in Cash	2,691	(22,169)

Cash, Beginning of Period	12,594	37,454

Cash, End of Period	15,285	15,285

Supplemental Information:
Period interest	220,125	658,518
Income Taxes paid	0	0

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

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2006, the Company had four operating lots located in metropolitan Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

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

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

Sales Tax

The Company pays sales taxes to local and state governmental agencies on vehicles sold and leased. For sales contracts, calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. The Company does not report the sale for sales tax purposes until the down payments are fully paid. This is congruent with industry standard and complies with state tax codes. For lease agreements, sales tax is paid when funds are received from the customer. Therefore, leases are reported for sales tax purposes in the period the lease is signed. There is no allowable deduction for vehicle repossessions. The Company is current with its filings of reports. The Company has owed back sales taxes. For the period ending March 31, 2008 all tax balances are paid off.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $35,011 and $16,278 for the quarters ended March 31, 2007 and 2008, respectively.

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

Stock Option Plans

As of March 31, 2008 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 39 months. As of March 31, 2008 the Company was holding financed contracts. These are shown below.

	March 31, 2007	March 31, 2008

Financed Contracts Receivable	$4,817,737	$5,1519,813
Allowance for doubtful accounts	(32,836)	(33,491)

Financed Contracts-net	$4,784,901	$5,118,322

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

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	March 31, 2007	March 31,2008

Furniture, fixtures and Equipment	$39,416	$41,622
Leasehold improvements	56,987	58,235
Computers & Software	12,292	18,100
Less accumulated depreciation	(19,601)	(30,982)
Net Equipment	$89,093	$86,974

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

Quarter Ending March 31,	2008	2007
	$716,179	$928,497

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

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended March 31, 2008 and 2006 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended March 31,	2007	2008

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

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

Note 10. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of March 31, 2008, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2006	$237,679
2007	257,010
2008	182,741
2009	142,263
2010	142,263

Note 11. COMPENSATION OF OFFICERS

Scott Miller, CEO entered into an agreement with the Company on January 20, 2005 for $250,000 as a retention bonus. The Company has been unable to honor the full agreement. Currently, Mr. Miller receives a salary of $130,000 per year. He drives a company-owned vehicle most of the time as does other Company management. Theodore Valenzuela serves as the COO. He receives an annual salary of $128,000. The other officer currently receives salary of less than $100,000.

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

Note 14. NAVICOM COMMITMENT

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. This judgment was reflected in the statements for the Fiscal Year Ending June 30, 2007 In October of 2007, an out of court settlement of $68,000 with payments to begin in November of 2007 was agreed to by both parties. The statements for the Quarter Ending September 30, 2007 reflected this adjustment. The full amount of the judgment is expected to be satisfied in June 2008.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2008 the Company had three stores, all of which are located in the State of Arizona.

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

Nine Months Ended March 31, 2008 vs. Nine Months Ended March 31, 2007

Revenue for the quarter ended March 31, 2008 was $1,300,443 versus revenue of $1,662,846 for the quarter ended March 31, 2007. The decline in revenue was a result of significantly lower contract purchases during the quarter caused by an increased volume of credit applications that did not meet the Company’s standards.

The Company's gross profit as a percentage of sales during the quarter ending March 31, 2008 was 44.6% vs. 43.5% for the quarter ended March 31, 2007. The increase in gross profit margin was primarily due to the Company’s focus on higher margin vehicle finance sales and finance income.

During the year ended June 30, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. While the quarter ended March 31, 2008 showed an improvement in bad debt expense, the Company expects that current economic conditions will continue for the foreseeable future and higher than normal repossessions may be experienced.

General and administrative expenses as a percentage of sales were 40.6% for the nine months ended March 31, 2008 versus 30.5% for the nine months ended March 31, 2007. Interest expense has increased substantially as a result of line of credit financing (See Note 15) increasing administrative costs. Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	March 2007	March 2008

Accounts Receivable (net)	5,619,016	5,991,839
Inventory	445,662	665,658
Equipment	89,093	86,974
Goodwill	928,747	716,179
Accounts Payable	362,945	406,412
Taxes Payable	270,309	0
Deferred Revenue	0	925,002

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

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. During the three months ended March 31, 2008 the Company has continued to enhance and improve its business systems. While the Company's management believes improvements have been made, additional IT investment will be required to improve integration and control of data flow.

PART II
Other Information

Item 1. Legal Proceedings

None

Item 6. Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index
31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification