Form 10KSB
period 2008-06-30
NowAuto Group, Inc.
filed 2008-10-14
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended:	Commission file number:
June 30, 2008	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at June 30, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc

Special Note Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. Certain information included in this Quarterly Report on Form 10-QSB contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans. In light of these risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Part I

Item 1 - Description of Business

History

NowAuto, Inc. was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and we increased our authorized common stock. On August 31, 2004 the name was changed to NowAuto, Inc.

On July 22, 2005, we were purchased by Global-E Investments, Inc. Since Global-E was a non-operating company, this purchase was accounted for as a recapitalization stock exchange reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. and for historically accounting purposes the accounting records of Now Auto will be shown. Global-E Investments has changed its name to NowAuto Group, Inc.

Business Model in Non-Prime Markets

Consumers in the non-prime finance market are individuals with challenged credit. While some consumers enter and exit this category, others stay there for life. They are there for one of three reasons:
1)	They have suffered a catastrophic financial event. Usually, this includes a major illness, divorce, or a period of unemployment.
2)	They fail to practice good financial judgment. This is usually due to lack of training or understanding of personal financial management.

3)	They have no established credit.

The Buy Here/Pay Here (BHPH) industry has existed for many years. We believe that this market has been underserved or at least in-appropriately served in the past. Many competitors use a business model that tends to take unfair advantage of customers. We attempt to use a model that partners with the customer in order to keep them in their vehicle, assists them with repairing damaged credit, or teaches better fiscal habits. This is accomplished in two ways:

1)
In the quarter ending June 30, 2008, we began reporting customer payment history to a major credit reporting service. This was an important step that required a great deal of preparation on the part of us. It was much anticipated by a number of existing customers and is expected to positively influence future sales.

2)
A starter-interrupt system is installed in every vehicle. This system prevents the vehicle from starting in the event that a payment is past due. It is incapable of affecting the vehicle during operation and therefore poses no risk to driver or passengers. The system also serves as a control of unauthorized use as a specific code is required in order the start the vehicle. A flashing light will warn the customer 4 days before the payment is due. Customers are required to contact their Account Manager once a month for a new code to keep the system inactive. This greatly enhances communication between our customer base and us thus aiding in the partnering process.

Lending Processes

In the application process, the customer is required to provide proof of residence, employment, and insurance as well as a valid driver’s license, and 8 personal references. Approval is based on a scoring system that takes into account the length of residency and employment, occupation, and other factors. In some cases, certain events in the customer’s credit history may be a factor. The scoring system also takes into account the age and value of the vehicle to determine our risk in the deal. Company policy also requires a review of the customer’s total income to car payment ratio to ensure that the customer can afford the vehicle.

Once approved, the customer is expected to agree to an ACH payment or some other form of automatic electronic payment method. While some customers have difficulty with this type of payment method due in part to a lack of understanding, this generally improves payment collection. Customers are not required to remain on this type of payment, but our experience is that a request to come off this payment plan is usually a prelude to a troubled account.

Down payments are made in cash or, on rare occasions, with a trade in. Amounts are approximately 15% to 18% of the price of the vehicle depending on the stability score. Although approximately 60% of the down payment must be made upon taking possession of the vehicle, some customers are allowed up to 30 days to pay the remaining down payment. Terms are usually 36 to 39 months with a monthly or semi monthly payment. Interest rates range from 21.99% to 29.99%.

Monitoring and Managing Accounts

Communication is the key to our account maintenance and keeps us proactive rather than reactive. Through out the contract life, we admonish our customers to keep in contact with their account manager. Each customer receives a welcoming letter and/or phone call. Our account managers are provided a certain amount of latitude in working with our customers including modifying payment dates or partial payments. The starter interrupt unit installed on each car requires each customer to call in once a month.

If an account falls behind, we will make every reasonable effort to the keep the customer in the car if they maintain communication, willingness to cooperate, and the ability to make at least partial payments. There are a series of steps that are required before a decision to repossess is considered. A highly experienced collection manager then makes the decision. This means that some vehicles are picked up very quickly if the customer is uncooperative. Under Arizona law, customers have 10 days in which to redeem their vehicle. In order to do so, they must pay a repossession fee, which will reimburse our cost and bring their account current again.

We have recently experienced an increase in the number of vehicles that are voluntarily surrendered. It is believed that this is due to current economic conditions. The largest industry in the Phoenix area is construction, which has been deeply affected by the mortgage problems. As with delinquent accounts, we will make every reasonable effort to the keep the customer in the car.

The Executive Team takes a hands-on approach to monitoring accounts. They are committed to keeping happy customers in good cars. Status reports are generated and reviewed on a daily basis. Great effort is made to improve the accountability and ultimate success of the collection process.

Inventory

It is our experience that the success of a loan in this market is largely predicated on the condition of the vehicle as this directly affects their ability and motivation to make payments. This is as true at the end of the contract period as it is at the beginning. Therefore, great care and attention is giving to repair and servicing of vehicles from the moment of acquisition to the end of the contract. Some inventory is purchased from wholesalers. The wholesale is responsible for vehicle warranties. These vehicles are purchased on terms. There is no flooring plan as we prefer to keep encumbrances to a minimum.

Inventory is also replenished through repossessions. These vehicles are inspected by the Service Department who are also responsible for any necessary repairs.

After the vehicle is sold, we will assist customer with repairs at the Service Department. Below market labor rates are offered as well as financing for more expensive repairs. Currently, we warranty the vehicle for 500 miles or 15 days as required by State law.

Employees

As of June 30, 2008, we had 25 full time employees. Thirteen are operational including the Service Department, nine are administrative support including collections, and three are executives. Our relationship with employees is generally considered to be good. Turnover rates are within acceptable limits.

Regulation

The BHPH industry is subject to regulation and licensing from various federal, state, and local governments. We believe that we maintain all requisite licenses and are in material compliance with all applicable laws and regulations. The following list constitutes certain of the statutes and ordinances with which we must comply.

➢	State Licensing Requirements - We maintain a banking license and dealership licenses required in Arizona.
➢
Fair Debt Collection Act - The Fair Debt Collection Act prohibits us from contacting customer during certain times and at certain places, from using certain threatening practices and from making false implications when attempting to collect a debt.

➢
Truth in Lending Act - The Truth in Lending Act requires us to make certain disclosures to customers, including the terms of repayment, the total finance charge and the annual percentage rate charged on each contract.

➢
Equal Credit Opportunity Act - The Equal Credit Opportunity Act prohibits creditors from discriminating against loan applicants on the basis of race, color, sex, age or marital status. Regulation B, in the Equal Credit Opportunity Act, requires creditors to make certain disclosures regarding consumer rights and advises consumers whose credit applications are not approved of the reason for the rejection.

➢
Fair Credit Reporting Act - The Fair Credit reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer-reporting agency.

➢
Gramm-Leach-Bliley Act - The Gramm-Leach-Bliley Act requires us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters.

➢
Solders’ and Sailors Civil Relief Act - The Solders’ and Sailors’ Civil Relief Act requires us to reduce the interest rate charged on each loan to customer who have subsequently joined, enlisted, been inducted or called in active military duty.

➢
Electronic Funds Transfer Act - The Electronic Funds Transfer Act prohibits us from requiring our customer to repay a loan or other credit by electronic funds transfer (“EFT”). We are also required to provide certain documentation to our customer when an EFT is initiated and to provide certain notifications to our customer with regard to preauthorized payments.

➢
Telephone Consumer Protection Act - The Telephone Consumer Protection Act prohibits telephone solicitation calls to a customer’s home before 8 a.m. or after 9 p.m. In addition, if we make a telephone solicitation call to a customer’s home, the representative making the call must provide his or her name, our name, and telephone number or address at which our representative may be contacted. The Telephone Consumer Protection Act also requires that we maintain a record of any requests by customer not to receive future telephone solicitations, which must be maintained for five years.

➢	Bankruptcy - Federal bankruptcy and related state laws may interfere with or affect our ability to recover collateral or enforce a deficiency judgment.

Risk Factors

Going Concern - The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2008. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Our loss rate has improved. We have also hired new finance and accounting personnel to better track our profitability and negotiate selling contracts.

The fiscal year ended June 30, 2007 reflects a substantial net loss. We did report a profit for the year ended June 30, 2006, before impairment of Goodwill. We may need to attract capital investors to continue in existence. No assurance can be made that these investors will be forthcoming.

Internal Controls - Material weaknesses or deficiencies in our internal controls over financial reporting could harm shareholder and business confidence in our financial reporting, our ability to obtain financing or other aspects of our business. Maintaining an effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. As described in this annual report, management conducted an evaluation of internal controls and procedures. Based on that evaluation, our management team concluded that our internal controls and procedures were not effective due to material weaknesses.

While we are in the process of implementing the remediation efforts, we may continue to experience difficulties in implementing measures to remediate the material weaknesses Additionally, if the remedial measures are insufficient to address the identified material weaknesses or if additional material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be harmed, and we may be subject to litigation.

Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements. As a result, our ability to obtain any additional financing, or additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially affect our business, our strategic alternatives, and our financial condition.

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

We may require additional capital to implement our business plan, and, if additional capital is not available, we may have to curtail or cease operations. We believe that the most efficient manner to increase shareholder value is to execute our business plan, which will require additional capital. However, there is no assurance that we will be successful in the short-term of raising additional funds to fulfill our business plan, or that we will ever be successful in raising additional capital for the business, which could have a material adverse effect on our results of operations and cash flows.

Limited Assets and Operating History - We have no operating history as a finance company prior to the fiscal year ended June 30, 2005 and do not have nor expected to have, any significant assets other than the contracts that we originate. We give no assurance that our efforts to engage in the specialty finance business will be successful. As a business with a limited operating history, if we fail to establish a profitable business, compete effectively in our market, attract qualified employees, build an adequate infrastructure or enhance our technologies, we may not obtain or maintain profitability.

Ability to Manage Growth; Risks Associated with Expansion and Changes in Business - Our future growth will depend in large part on our ability to open additional used car stores, manage expansion, control costs in our operations, underwrite and collect finance receivables without significant losses, develop the human resources necessary to support rapid growth and establish and maintain the infrastructure necessary to execute our business plan.

Our growth has placed significant demands on all aspects of our business, including our management, administrative, operational financial reporting and other system personnel. Additional growth may further strain our system and resources, and there can be no assurance that our operations, resources, procedures, and controls will be adequate to support further expansion. As growth continues, we will review our management infrastructure; systems and financial controls, new store locations and any acquired used car dealership operations and make adjustments or reorganizations as appropriate. Unforeseen capital and operating expenses, liability, and barriers to entry in the markets in which we have little or no prior experience, or other difficulties, complications and delays frequently encountered in connection with the expansion and integration of operations, could inhibit or growth. In order for us to recognize the full benefits of a significant acquisition, we will need to integrate the acquisition with our administrative, finance, sales, personnel, and marketing organizations.

Our ability to continue to grow our specialty retail business will also be dependent upon, among other things, our ability to attract and retain competent management, the availability of capital to fund expansion and the availability of suitable store locations and, to a lesser extent, suitable acquisition candidates.

Our finance receivables portfolio has grown and this is expected to continue. This growth creates the risk that our provision for credit losses will not be sufficient to cover actual losses on the portfolio. Our failure to maintain a sufficient provision for credit losses could have a material adverse effect on our financial condition, results of operations or cash flows.

The diversion of management’s attention required by the integration of multiple stores, as well as any other difficulties which may be encountered in the transition and integration process, could have a material adverse effect on our financial condition, results of operations or cash flows. There can be no assurance that we will successfully open additional stores or identify suitable acquisition candidates. There can be no assurance acquisitions will be consummated on acceptable terms or that we will be able to integrate successfully the expanded operations or mange the related increase in personnel.

Unseasoned Loan Portfolio - Due to our loan portfolio growth, a significant portion of the loans are unseasoned. Accordingly, delinquency and loss rates in the portfolio will most likely fluctuate unpredictably. Vehicles that serve as collateral will, in most cases, be worth less than the unamortized principal and interest charges. The resale prices of used vehicles will affect the amount realized following repossession of collateral. Further, we may also incur significant costs before and after repossessing a financed vehicle. We do not intend to purchase insurance to protect against loan defaults or make up the loss realized on the resale of the repossessed vehicle that secured such defaulted loan. There is no assurance that loans made by us to our customers will ultimately be repaid, which would result in our having to write off such loans and would materially and adversely affect our financial condition, results of operations or cash flows.

High Leverage - We are highly leveraged. A substantial portion of such debt is collateralized by our finance contracts and automobile inventory. Our substantial leverage could have adverse consequences, including (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowing, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

Substantial Need for Additional Capital - We may require additional capital in order to fund our expansion. If adequate funds are not available on terms acceptable to us, we may be required to significantly curtail our expansion plans. Our ability to fund the planned expansion is directly related to the availability of funding sources.

The operation of used car dealership and finance companies is capital intensive. We require capital to (i) acquire and maintain inventories of cars and parts, (ii) originate finance contracts, (iii) purchase and maintain service equipment, and (iv) maintain our facilities. We finance the purchase on inventory and lease the properties on which we conduct business. Consequently, we incur significant operating, borrowing and fixed occupancy cost. Should the capital expenditure requirements exceed current estimates, we could be required to seek additional financing in the future. There can be no assurance that we will be able to obtain such financing when needed or on acceptable terms. As a result, we may be forced to reduce or delay additional expenditures or otherwise delay, curtail or discontinue some or all of our operations. Further, if we are able to access additional capital through borrowings such debt will increase our already substantial debt obligations, which could have a material adverse effect on our financial condition, result of operations or cash flows.

Our financing transaction terms are affected by a number of other factors that are beyond our control, including among others, conditions in the securities and finance markets generally, prevailing interest rates, and prevailing economic conditions. If we raise additional funds by issuing equity securities, dilution to the holders of common stock may result.

Sensitivity to Interest Rates - a substantial portion of our finance contract income results from the difference between the rate of interest we pay on the funds we borrow and the rate of interest we earn pursuant to our contracts. While our contracts bear interest at fixed rates, our indebtedness generally bears interest at floating rates. If our interest expense increases, we would seek to compensate for such increases by raising the interest rate on our newly originated contracts or raising our retail car sales prices. To the extent we are unable to do so because of legal limitations or otherwise, our net contract margins would decrease, thereby adversely affecting our financial condition, results of operations or cash flows.

Fluctuations in Operating Results - Our operating results have varied in the past and may vary significantly in the future. Factors causing fluctuations in operating results include, among other things, seasonality in car purchases, changes in our pricing policies, changes in operating expenses, changes in our strategy, personnel changes, the effect of acquisitions and general economic factors. We have limited or no control over many of these factors.

Business Cycle - sales of vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the automotive retailing and financing industry tends to experience the same periods of decline and recession as those experienced in the general economy. We believe that the industry in influenced by general economic conditions and particularly by consumer confidence, employment rates, the level of personal discretionary spending, interest rates and credit availability. There can be no assurance that the industry will not experience sustained periods of declines in vehicle sales in the future. Any such declines would have a material adverse effect on our financial condition, results of operations or cash flows.

Potential Adverse Effect of Economic Slowdown - Our business is directly related to sales of used vehicles, which are affected by employment rates, prevailing interest rates and other general economic conditions. A future economic slowdown or recession could lead to increased delinquencies, repossessions and credit losses on contracts could hinder our business and planned expansion. Due to our focus on customer with challenged credit, our actual rate of delinquencies, repossessions and credit losses on contracts could be higher under adverse conditions that those experienced in the automobile finance industry in general. Economic changes are uncertain and weakness in the economy could have a material adverse effect on our financial condition, results of operations or cash flows.

Geographic Concentration - Our specialty retailing operations are presently concentrated in Phoenix, Arizona. An economic slow down or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in the Phoenix metropolitan area could have a material adverse effect on our financial condition, results of operations or cash flows.

Sourcing Used Cars - We acquire a significant amount of our used car inventory through auctions, wholesalers and trade-ins at our car stores. An affiliated entity provides a floor plan for our existing inventory requirements. There can be no assurance that sufficient inventory will continue to be available to us, the affiliated entity will continue to provide us an inventory floor plan, or will be available at comparable costs, particularly if changes occur in the type of used vehicles that are sold in auctions or if competitive pressure increase as a result of new entrants into our market. Ay reduction in available inventory or increase in inventory wholesale costs that cannot be reflected in retail market prices could have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Risks - we are subject to federal, state, local laws, ordinances and regulations that establish various health and environmental quality standards, liability related thereto, and provide penalties for violations of those standards. Under certain laws and regulations ac current or previous owner or operator of real property may be liable for the cost of removal and remediation of hazardous or toxic substances or wastes on, under, in or emanating from such property. Such laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substance or wastes. Certain laws, ordinances and regulations may impose discharges into waters of the state, including groundwater. Under certain other laws, generators of hazardous or toxic substances or wastes that send such substances or wastes to disposal, recycling or treatment facilities may be liable for remediation of contamination at such facilities. Other laws govern the generation, handling, storage, transportation and disposal of hazardous and toxic substances and wastes, the operating and removal of under ground storage tanks, the discharge of pollutants into surface waters and sewers, emissions of certain potentially harmful substance into the air and employee health and safety. Our business operations are subject to such laws including the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, transmission fluid, anti freeze, freon, batteries, solvent, lubricants, degreasing agents, and gasoline.

Certain laws, including those governing air emissions are emended periodically to require compliance with new or more stringent standards as of future dates. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws, or the future discovery of environmental conditions may require expenditures by us, some which may be material.

Creditworthiness of Contract Obligors - Substantially all of our contracts are non-prime consumer credits. The non-prime consumer finance market is comprised of borrowers whoa re unable to obtain traditional financing due to various credit challenges. Consequently, the incidence of delinquency or default is significantly higher for non-prime consumer credits than in the case of prime consumer credits. For these reason, such contracts bear interest at rates significantly higher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs. Our profitability depends, in part, upon our ability to properly evaluate the creditworthiness of non-prime consumers and efficiently service such contracts. Loan losses may exceed the proceeds of the performing loans, thus impairing our ability to be successful.

Network Infrastructure and Computer Systems May Fail - The continuing and uninterrupted performance of our network infrastructure and computer systems is critical to success. Operations are dependant upon our ability to protect our computer systems against damage from fire, storms, power loss, telecommunications failures, vandalism and other malicious acts and similar unexpected events. Any damage or failure that interrupts or delays our operations could have a materially adverse effect on our business and financial results.

We must Maintain Confidentiality - We receive highly confidential information from customers that is stored in our files and on our computer systems. Our security procedures may fail to adequately protect information that we are obligated to keep confidential. Any breach of security relating to customers’ confidential information could result in legal liability for us and a harmful reduction in the use of our website by our customers.

Competition and Market Conditions - The non-prime consumer automobile sales and finance market is very fragmented and highly competitive. We believe that there are numerous non-traditional consumer sales and finance sources serving this market. Traditional automobile financing sources include commercial banks, savings and loans, credit unions, captive finance companies of automobile manufacturers and other consumer lenders. In recent years, these traditional sources have begun to enter the market in increasing numbers. To the extent that they expand their activities in this market, our ability to execute our business and growth strategy may be adversely affected. We may also be effected by certain demographic, economic and industry trends. For example, these trends include increased sales of used vehicles, the rising price of new vehicles compared to U.S. median family income, the rising of gasoline, and the overall over all of interest rates in general. We believe that recent trends favor increased growth in the portion of the automobile sales and finance industry that serves non-prime consumers. However, a reversal of any of these trends could have a material adverse affect on our operations, profitability and growth.

Performance Dependent on Executive Officers - Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.

Dilution of shareholder Ownership Interest - Holders of our common stock have no preemptive rights with respect to future issuances of common stock and accordingly, will not be able to maintain their current ownership interest in us. Our articles of incorporation and applicable provisions of Nevada law provide that, under certain circumstance, we may issue authorized capital at the approval of our board of directors, and no shareholder vote or other form of shareholder approval is required to issue such capital. Consequently, we may issue shares of common stock in connection with future financings or acquisition and any future such issuances will significantly dilute all current shareholders’ ownership percentage in us.

Extensive Regulatory Requirements - Our business is subject to extensive supervision and regulation under federal, state, and local laws and regulations which, among other things, requires us to obtain and maintain certain licenses and qualifications, limits interest rates, fees and other charges associated with the contracts purchased by us, requires specified disclosures by dealers to consumer and limit our right to repossess and sell collateral. An adverse change in, modification to or clarification of any of these laws or regulations, or judicial interpretations as to whether and in what manner such laws or regulations apply to contracts purchased or originated by us, could result in interpretations as to whether and in what manner such laws or regulations apply to contract purchased or originated by us, could result in potential liability related to existing contracts and could have a material adverse effect on our financial condition and results of operations. In addition, due to the consumer-oriented nature of the industry in which we operate and uncertainties with respect to the application of various laws and regulations in certain circumstance, industry participants frequently are named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations.

Section 404 of the Sarbanes-Oxley Act of 2002 - Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial rep9rting and a report by our Independent Auditors addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

Penny Stock Rules - Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to person other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the deliver, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker0dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price.

No dividends - Holders of our securities will only be entitled to receive those dividends that are declared by our board of directors out of surplus. We do not expect to have surplus available for declaration of dividends in the foreseeable future. Indeed, there is no assurance that such surplus will ever materialize to permit payment of dividends. The board of directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Item 2 - Description of Properties

Our corporate offices at 2090 E University are leased consists of approximately 4,860 sq ft. All administrative staff is located here. The current lease has a $3,357 monthly payment and expires on September 30, 2009.

We currently operate 3 lots all located in the Phoenix area. All the properties are rented. This allows a certain flexibility when local markets change or relocate. A summary of the 3 properties is listed below.

➢	3301 E Van Buren has a capacity of up to 90 cars. Monthly rents are $4200 and the lease expires on November 30, 2008
➢	814 N Scottsdale Rd, Tempe, AZ has a capacity of up to 20 cars Monthly rents are $2500 and the lease will renew on December 31, 2008
➢	953 S Country Club Dr, Mesa, AZ has a capacity of up to 30 which we share with another dealer. Monthly rents are $1,500 and it is a perpetual lease.

Item 3 - Legal Proceedings

John Pappas

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. This judgment was reflected in the statements for the Fiscal Year Ending June 30, 2007 In October of 2007, an out of court settlement of $65,000 with payments to begin in November of 2007 was agreed to by both parties. The statements for the Quarter Ending September 30, 2007 reflected this adjustment. The full amount of the judgment was satisfied in the Quarter ending June 2008.

Other

In the normal course of business we may become involved with various other litigation. Other than as described above, we know of no pending or threatened legal proceedings to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.

Item 4 - Submission of Matters to Vote of Security Holders

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

Part II

Item 5 - Market for Common Equity, Dividends, Related Stockholder Matters and Small Business issuer Purchases of Equity Securities

Market Information

Our stock first began trading in July of 2004 on the Pink Sheets under the symbol NWAU.PK. As a result of the merger (see Item 1), stock began trading on the OTC Bulletin Board under the symbol NAUG.BB. The reported high and low bid prices listed below are for the common stock reported for NAUG.BB for the periods indicated.

	High	Low
Fiscal 2008
Fourth Quarter	$0.08	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.07	$0.03
First Quarter	$0.08	$0.04

Fiscal 2007
Fourth Quarter	$0.14	$0.05
Third Quarter	$0.17	$0.13
Second Quarter	$0.18	$0.06
First Quarter	$0.23	$0.11

Holders

As of June 30, 2008, we had approximately 1,250 beneficial owners of record of our common stock.

Dividends

We have never paid dividends on our common stock. We anticipate that all of our future earnings will be retained for the development of our business and do not expect to pay any cash dividends in the foreseeable future. Any actual payment of future dividends will be at the discretion of our board of directors and will be based on our future earnings, financial condition, capital requirements and other relevant factors.

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-QSB contains, and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Business Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. We generally sell 1999 and newer model-year used vehicles and provides financing for substantially all of our customers. Many of our customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2008, we had three stores, all of which are located in the State of Arizona.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sells used vehicles, or independent used vehicle dealerships. We operate in the "Buy Here/Pay Here" segment of the independent used vehicle sales and finance market. Buy Here/Pay Here dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans we finance are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

Our primary focus is on sales and collections. We are responsible for our own collections through our internal collection department with supervisory involvement of the corporate office. For the twelve months ended June 30, 2007 estimated credit losses as a percentage of contracts were increased substantially over the prior year. In the past nine months we implemented new and stricter underwriting criteria at the store level. In addition we implemented stricter contract criteria that, in the short term, resulted in higher repossessions and charge-off accounts. While these measures contributed to higher credit losses, during/in the June 30, 2007 fiscal year, we believes that our loan portfolio will reflect higher quality loans that result in lower credit losses in the future. In addition, credit losses are also imparted, to some degree, by economic conditions in the markets in which we serve. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While we believe that most significant factor affecting credit losses is the proper execution (or lack therefore) of our business practices, we also believe that higher energy and fuel costs have a negative impact on collection results.

Hiring, training and retaining qualified personnel are critical to our success. The number of trained managers we have at our disposal will limit the rate at which we add new stores. Excessive turnover, particularly at the store manager level, could impact our ability to add new stores. During the twelve months ended June 30, 2006 we added resources to train and develop personnel. We expect to continue to invest in the development of our workforce.

We also offers GPS tracking services through our NaviCom GPS, Inc. subsidiary that allows users, including vehicle dealers and others, to locate, track and monitor motor vehicles and other personal property.

Fiscal Year Ended June 30, 2008 vs Fiscal Year Ended June 30, 2007

Revenue for the year ended June 30, 2008 was $4,499,459 versus revenue of $6,944,021 for the quarter ended June 30, 2007. The decline in revenue was a result of significantly lower contract purchases during the year. We experienced a noticeable decline in the quality of third party credit applications during fiscal 2008 and as a result made the determination to withdraw from that segment of the market to focus on our own lease and lease-finance activities. We improved bad debt expense by 32% in fiscal 2008 and believe that this was due in part to the decision to lower contract purchases.

Our gross profit as a percentage of sales during the year ending June 30, 2008 was 45.4% vs. 39.4% for the year ended June 30, 2007. The increase in gross profit margin was primarily due to our focus on higher margin vehicle finance sales and increased finance income.

During the year ended June 30, 2007, we experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While we believes that proper execution (or lack thereof) of our business practices is the most significant factor affecting credit losses, we also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. While the year ended June 30, 2008 showed an improvement in bad debt expense, we expects that current economic conditions will continue for the foreseeable future and higher than normal repossessions may be experienced.

General and administrative expenses before interest as a percentage of sales were 22.8% for the year ended June 30, 2008 versus 24% for the year ended June 30, 2007. Interest expense has increased substantially as a result of line of credit financing (See Note 15) increasing administrative costs. Furthermore, because we now retain our own contracts, it created a collections department thereby increasing financing expenses. We have also become more cost-effective in other areas.

Financial Condition
The following sets forth our major balance sheet accounts as of the dates specified.

	June 2007	June 2008

Accounts Receivable (net)	5,444,913	6,117,075
Inventory	530,056	665,338
Equipment	89,528	84,293
Goodwill	714,179	716,179
Accounts Payable	327,848	431,307
Taxes Payable	149,474	0
Deferred Revenue	80,593	1,085,449

Inventory increases are due to improved supply lines and Goodwill decrease after the Tucson lot was merged into the Phoenix operations. (See 10k for Year Ending June 30, 2007, Note 5) The decrease in Accounts Payable and Taxes Payable are due to improved controls on cash.

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 we had investment equity infusions to shore up the lack of cash flow. We have not had any investments since September 30, 2005. Since the middle of August 2005 we have also kept most of our contracts as opposed to selling the contracts to third parties. This has put a severe strain on our cash flow and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended June 30, 2006 we executed a finance agreement with an independent finance company to fund our installment contracts. Without a source to finance or purchase the contracts we had only as our cash flow cash sales and monthly payments from our contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of is allowance for doubtful accounts, which is discussed below.

We maintains an allowance for doubtful accounts on an aggregate basis at a level it considers sufficient to cover estimated losses in the collection of our finance receivables. The allowance for doubtful accounts is based primarily upon recent historical credit loss experience, with consideration given to trends in the industry, delinquency levels, collateral values, and economic conditions and collections practices. The allowance for doubtful accounts is periodically reviewed by management with any changes reflected in current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believes that it has given appropriate consideration to all factors and has made reasonable assumptions in determining the allowance for doubtful accounts.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are into materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We have a policy of immediate compliance with all new accounting standards. It has complied with these new requirements since the beginning of our prior fiscal year, July 1, 2004.
Our vehicle sales and finance business is seasonal in nature. The period October through December is historically the slowest period for vehicle sales. Many of our operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during period of decreased sales. Conversely, the period January through May is historically the busiest time for vehicle sales as many of our customers use income tax refunds as down payment on the purchase of a vehicle.

Quantitative And Qualitative Disclosures about Market Risk

As of June 30, 2006 we had obtained long term institutional financing in the form of collateral debt, and as such our earnings are impacted by interest paid. Interest rates charged by us on the vehicles we finance are fixed and are within lending rate regulations in the State of Arizona.

We generally finances vehicles on behalf of high-risk borrowers with poor credit histories. Portions of these loans become delinquent and require repossession of the vehicles. Charges in our delinquency expense caused by changes in economic conditions or other factors could increase our bad debt charge-offs and provision for losses that would adversely affect profitability. Moreover, increased credit losses could substantially reduce our working capital and limit operations.

Controls and Procedures

Our management has evaluated the effectiveness of the design and operation of our financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective in part due to a weakness in the information technology ("IT") controls.

During the twelve months ended June 30, 2006 we made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to our business; and (iii) improving operational reporting procedures and controls. During the year ended June 30, 2008 we decided to convert to a different system that will better support auto leasing and the expanding service shop department. This conversion was started subsequent to the end of the 2008 fiscal year and is expected to be completed by the end of the quarter ending December 31, 2008.

Item 7 - Financial Statements

NowAuto Group, Inc
Consolidated Balance Sheets
Assets
	June 30,	June 30,
	2008	2007

Current Assets
Cash	32,508	37,454
Accounts Receivable - Net	2,742,067	2,325,893
Inventory	665,338	530,056
Prepaid Expenses	44,071	71,233

Total Current Assets	3,483,983	2,964,635

Long Term Notes Receivable	3,375,008	3,119,020
Equipment - Net	84,293	89,528
Goodwill	716,179	714,179

Total Assets	7,659,464	6,887,363

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	431,307	327,848
Taxes Payable	8,877	149,474
Line of Credit	2,102,490	1,897,744
Accrued Payroll	50,604	49,282
Deferred Revenue	1,085,449	80,593
Other Loans	129,440	285,795

Total Current Liabilities	3,808,168	2,790,737

Long Term Notes Payable	5,355,922	3,740,015
Commitment	0	137,859

Total Liabilities	9,164,090	6,668,611

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2008 - 9,843,046 shares;
less 400,000 Treasury stock
June 30, 2007 - 9,843,046 shares;	9,832	9,843
Treasury Stock	(6,500)
Paid in Capital	4,565,642	4,565,631

Retained Earnings/(Deficit)	(6,073,599)	(4,356,721)

Total Stockholder's Equity (Deficit)	(1,504,626)	218,752

Total Liabilities and Stockholder's Equity (Deficit)	7,659,464	6,887,363

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2008	2007

Income
Vehicle & Finance Income	4,499,459	6,944,021

Cost of Goods Sold	2,430,298	4,209,205

Gross Profit/Loss	2,069,161	2,734,816

Gross Margin	46.0%	39.4%

Expenses
Selling and Financing Costs	1,976,125	2,433,916
General and Administrative	1,809,914	2,374,984
Write off of Reserves
Impairment of Goodwill	0	212318

Profit/Loss before Income Taxes	(1,716,879)	(2,286,403)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(1,716,879)	(2,286,403)

Earnings Per Share	(0.17)	(0.23)
Weighted Average Number of
Common Shares O/S	9,843,046	9,843,046

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Condensed Stockholders' Equity
			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0		(1,628,393)	1,902,880

Stock Scribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	28	4,972				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,832	4,565,641	0	0	(2,070,319)	2,505,154

Net Income (Loss)						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,832	4,565,641	0	0	(4,356,721)	218,752

Repurchase of Stock					(6,500)		(6,500)
Net Income (Loss)						(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,832	4,565,641	0	(6,500)	(6,073,599)	(1,504,626)

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Condensed Statements of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2008	2007

Operating Activities

Net Income (Loss)	(1,716,878)	(2,286,402)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	10,725	15,736
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(411,765)	(238,098)
(Increase)/Decrease in Inventory	(140,200)	94,843
(Increase)/Decrease in Other Current Assets	27,462	24,413
(Decrease)/Increase in Accounts Payable	104,989	(71,660)
(Decrease)/Increase in Other Liabilities	912,650	(612,296)

Net Cash (Used) by Operating Activities	(1,213,017)	(3,073,464)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(5,490)	(64,532)
(Increase)/Decrease in Long Term Notes Receivable	(257,988)	(1,037,825)
Disposal of Assets
(Increase)/Decrease in Impairment of Goodwill		307,967

Net Cash provided by (used in) Investing Activities	(263,478)	(794,390)

Financing Activities
(Decrease)/Increase in Bank loan	1,615,907	3,877,874
(Decrease)/Increase in Commitment	(137,859)
(Decrease)/Increase in Treasury Stock	(6,500)

Net cash provided by Financing Activities	1,471,548	3,877,874

Net Increase/(Decrease) in Cash	(4,946)	10,020

Cash, Beginning of Period	37,454	27,433

Cash, End of Period	32,508	37,453

Supplemental Information:
Period interest	883,995	216,071
Income Taxes paid	0	0

The accompanying notes are an integral part of these financial statements

Item 7A - Notes to the Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of NowAuto Group, Inc. and our subsidiary. All significant inter-company accounts and transactions have been eliminated. We operate on a June 30 fiscal year.

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

Concentration of Risk

We provide financing in connection with the sale of substantially all of our vehicles. Periodically, we maintain cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents

We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

We originate installment sale contracts from the sale of used vehicles at our dealerships. Finance receivables are collateralized by vehicles sold and consist of contractually scheduled payments from installment contracts.

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

Sales Tax

We pay sales taxes to local and state governmental agencies on vehicles sold and leased. For sales contracts, calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. We do not report the sale for sales tax purposes until the down payments are fully paid. This is congruent with industry standard and complies with state tax codes. For lease agreements, sales tax is paid when funds are received from the customer. Therefore, leases are reported for sales tax purposes in the period the lease is signed. There is no allowable deduction for vehicle repossessions. We are current with our filings of reports. We have owed back sales taxes. For the period ending June 30, 2008 all tax balances are paid off.

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

Revenue from GPS unit devices is recognized when a unit has been ordered and shipped. Revenue from access time purchased is recognized ratably over the term of the access contracts. Access terms can vary from one month to 36 months. A Deferred Revenue account is set up for any access time paid for but not yet earned.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $66,783 and $21,695 for the quarters ended June 30, 2007 and 2008, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per share takes into consideration the potentially dilutive effect of common stock equivalents, such as outstanding stock options and warrants, which if exercised or converted into common stock would then share in our earnings. In computing diluted earnings per share, we utilizes the treasury stock method and anti-dilutive securities are excluded.

Stock Option Plans

As of June 30, 2008 we had no employee stock ownership plan.

Repossession Accrual

The repossession accrual represents the amount of the loss expected to be experienced upon repossession of cars adjusted by the actual loss experienced. We believe that it is more profitable to keep the customer in the vehicle. Great effort was made to accomplish this goal. We is currently reviewing these efforts for their effectiveness and revising the approach to be more proactive rather than reactive.

Note 2. Finance and Accounts Receivables - net

Financed Contract Receivable-net

We originate installment sale contracts from the sale of used vehicles at our lots. These installment sale contracts typically a) include interest rates up to 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period up to 39 months. As of June 30, 2008 we was holding financed contracts. These are shown below.

	June 30,	June 30,
	2007	2008
Financed Contracts Receivable	$4,635,443	$5,267,915
Allowance for doubtful accounts	(33,493)	(33,491)

Financed Contracts-net	$4,601,950	$5,234,424

During the Quarter ending June 30, 2007, we began leasing as well as selling vehicles. This has two immediate advantages. First, all sales tax on sale contracts is due and payable when the down payment is fully satisfied even though the cash flow generated from the sale is spread over the term of the contract. Sales tax on leases is due only on monies received spreading the obligation evenly with the cash flow.

Accounting for leases is different though the results are very similar to sale contracts. The principle balance of sales contracts is recorded as Notes Receivable. The agreed sale price of the vehicle is the revenue recognized. According to Generally Accepted Accounting Principles (GAAP) as stated in SFAS No. 13, we recognize our leases as sales-type capital leases. In this case, the total remaining payments plus residual value is recorded as Notes Receivable. Interest is recorded as Deferred Revenue and recognized as appropriate during the lease period. The present value of the annuity due on the monthly payment is the recognized revenue. This amount is lower than the sales price because the residual value is not included in the calculation. The cost of the vehicle minus the present value of the residual value is recognized as the cost of sales. These differences will initially have a negative affect on gross margin.

Note 3. Property and Equipment

A summary of equipment and accumulated depreciation as follows:
	June 30,	June 30,
	2007	2008
Furniture, fixtures and Equipment	$39,713	$41,622
Leasehold improvements	56,987	58,235
Computers & Software	15,767	18,100
Less accumulated depreciation	(22,939)	(33,664)
Net Equipment	$89,528	$84,293

Note 4. Goodwill

During the fiscal year ending June 30, 2005, we purchased the rights to three used car lots and our subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. We performed an analysis of our booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2008 was as follows:

Year Ending June 30,	2007	2008
	$714,179	$716,179

Impairment

In the quarter ending June 30, 2007, we decided to merge the Tucson lot with the Phoenix operations. This was the result of three things:
1.
We had not been able to secure an adequate source of inventory in the Tucson area thus creating supply challenges. Inventory had to be acquired in Phoenix and transported to Tucson. The time, effort, and cost of doing this became a burden to us.

2.	Retaining qualified staff proved problematic resulting in higher than acceptable turnover especially at the management level.
3.	Profits were unpredictable.
This created an impairment of goodwill in the amount of $221,543.

Note 5. Income Taxes

The provision for income taxes for the fiscal quarters ended June 30, 2008 and 2006 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended June 30,	2007	2008

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

Note 6. Stockholders' Equity

Common Stock

NowAuto, Inc. was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and we increased our authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

On June 30, 2004, we had 14,984,544 shares outstanding. During the twelve months ended June 30, 2005 we issued an additional 21,490,995 issued for the purchase of new lots and services rendered. 13,333,333 shares were cancelled. In the period ending June 30, 2006 1,685,384 shares were issued for capital purchases and services rendered. No shares have been issued since that date.

On July 22, 2005, we were purchased by Global-E Investments in a recapitalization stock exchange reverse merger. The purchase price for the reverse merger was the transfer to NowAuto of 8,157,661 restricted shares of Global-E common stock. On August 8, 2005, Global-E changed its name to NowAuto Group, Inc.

Note 7. Navicom

We have two segments, our cars sales and our GPS unit sales (Navicom). Currently, Navicom is in the process of changing our product brand and business model. Great effort has been made to seek products with more cost effective feature sets that will better serve our customers. At this time, Navicom has minimal activity only serving NowAuto Group.

Note 8. Stock Options and Warrants

Currently we have no outstanding options or warrants.

Note 9. Commitments and Contingencies

Facility Leases

We lease certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of June 30, 2008, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2006	$237,679
2007	257,010
2008	182,741
2009	142,263

Note 10. Contract Financing

During the quarter ended March 31, 2006 we initiated relations with a new finance company to finance installment contracts from customers. The monies advanced are based upon the contract price and vary per car. The individual car is used as collateral for the advanced funds. Substantially all the installment contracts financed requires our customers to make their monthly payments via ACH (automatic account withdrawal). We pay a variable interest rate over the Prime Rate for financing. The finance company receives all of the payments from the customers, removes its portion (interest and principal) and then makes the remainder available for us to pull from when needed. We retain ownership of these contracts and are active in the collection of delinquent accounts from these contracts. We also have contracts, which we administer ourselves.

Note 11. Navicom Commitment

A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. This judgment was reflected in the statements for the Fiscal Year Ending June 30, 2007 In October of 2007, an out of court settlement of $68,000 with payments to begin in November of 2007 was agreed to by both parties. The statements for the Quarter Ending September 30, 2007 reflected this adjustment. The full amount of the judgment was satisfied in the Quarter ending June 2008.

Note 12. The Effect of Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on us.

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

The adoption of these new Statements is not expected to have a material effect on our current financial position, results or operations, or cash flows.

SFAS No. 13 - Accounting for Leases is used to determine the method of accounting for leases. (See Note 3)

Note 13. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2008. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve our profitability by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track our profitability and negotiate selling contracts. Investor funds have been solicited to maintain cash flows until we become profitable.

The fiscal year ended June 30, 2007 reflects a substantial net loss. We did report a profit for the year ended June 30, 2006, before impairment of Goodwill. We may need to attract capital investors to continue in existence. No assurance can be made that these investors will be forthcoming.

Item 8 - Controls and Procedures

Our management has evaluated the effectiveness of the design and operation of our financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-K, and, based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective. Three major areas are listed below:

➢	Use of multiple nonintegrated computer systems, some of which are lacking adequate security

➢	Inadequate security of sensitive information
➢	Collection of cash payments by the lots

During the year ended June 30, 2008 we decided to convert to a different computer system that will better support auto leasing and the expanding service shop department. Initial review of this system revealed a fully integrated mid-range system that will address the needs of every department to a greater extent than the existing one. Security within the application is much improved and better defined. The system is an ASP deployment. The facility where the servers are physically located has been reviewed by a third party and found to satisfy the security requirements as set forth by Section 404 of the Sarbanes-Oxley Act of 2002. This conversion was started subsequent to the end of the 2008 fiscal year and is expected to be completed by the end of the quarter ending December 31, 2008.

We are currently reviewing our controls of sensitive customer information. Certain improvements have already been made. Pre-employment background checks are now required. Employees will be required to attend security training. Physical access to files has been restricted. Other improvements are being considered.

Part III

Item 9 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

Our executive officers are as follows:

Name	Age	Position with the Company
Scott Miller	48	Chief Executive Officer and Director
Theodore Valenzuela II	47	Chief Operations Officer
Faith Forbis	54	Chief Financial Officer

Scott Miller has been President and CEO of NowAuto since September 2004. Prior to joining NowAuto, Mr. Miller had over fifteen years of investment banking and business consulting experience.

Theodore Valenzuela II has been Vice President and COO of NowAuto since September of 2004. Prior to joining NowAuto, Mr. Valenzuela was the general manager for Western Skies, Inc from 1994 to 2004.

Faith Forbis is a CPA with a Masters of Information Systems Management. She has several years experience in the account field and as a consultant for mid-range accounting and business systems.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in certain legal proceeding

Other than as disclosed in this annual report under Item 3 - Legal Proceedings, none of our officers or director has been involved in a legal proceeding requiring disclosure in the last five years.

Board of Directors

Scott Miller serves as the only Director.

Committees

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership. We believe that all filings were made timely during fiscal 2008.

Code of Ethics

The officers and managers have collectively created our Core Values. They are listed below:

➢	Treat each co-worker with dignity, as an individual.
➢	Respect and improve the lives of our customers.
➢	Tolerate honest mistakes borne of well-meaning effort.
➢	Promote opportunities from within to our co-workers.
➢	Honesty, passion, and integrity in everything we do.
➢	Lead the industry with innovative products and services.

Posters of these values are displayed in every place of business.

Item 10 - Executive Compensation

Scott Miller, CEO entered into an agreement with us on January 20, 2005 for $250,000 as a retention bonus. We have been unable to honor the full agreement. Currently, Mr. Miller receives a salary of $130,000 per year. He drives a company-owned vehicle most of the time as does other Company management. Theodore Valenzuela serves as the COO. He receives an annual salary of $128,000. Faith Forbis was appointed CFO on July 1, 2006. She receives an annual salary of $71,000. There is no stock option plan or any other form of equity compensation.

Director’s Compensation

Our director does not receive any compensation for service as a member of the board of directors.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No one, including officers and director owns more than a 5% share of common stock outstanding.

Item 12 - Certain Relationships and Related Transactions, and Directory Independence

There are none.

Item 13 - Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2007 and 2008.
	Fiscal 2007	Fiscal 2008
Audit fees	$17,500	$17,500
Tax fees	0	0
Total fees	$17,500	$17,500

Audit fees - This category includes the aggregate fees billed for professional services rendered for the review and audits of our financial statements for fiscal year 2007 and 2008, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2007 and 2008, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Tax fees - this category includes the aggregate fees billed in each of the last two fiscal year for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification