Form 10KSB/A
period 2008-06-30
NowAuto Group, Inc.
filed 2008-10-21
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
NowAuto Group, Inc.

We have audited the accompanying consolidated balance sheets of NowAuto Group, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NowAuto Group, Inc. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has sustained a material loss in the year ended June 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
October 8, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

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

Part III

Item 8 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

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

Item  9 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No one, including officers and director owns more than a 5% share of common stock outstanding.

Item 10- Certain Relationships and Related Transactions, and Directory Independence

There are none.

Item 11 - Principal Accountant Fees and Services

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

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

23.1. Consent of Independent Registered Public Accounting Firm
31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification