Form 10-Q
period 2008-09-30
NowAuto Group, Inc.
filed 2008-11-14
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
September 30, 2008	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	Unaudited	Audited
Assets
Current Assets
Cash	28,675	32,508
Accounts Receivable - Net	2,822,227	2,742,067
Inventory	524,308	665,338
Prepaid Expenses	31,621	44,071

Total Current Assets	3,406,831	3,483,984

Long Term Notes Receivable	3,303,214	3,375,008
Equipment - Net	106,938	84,293
Goodwill	716,179	716,179

Total Assets	7,533,162	7,659,464
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	312,773	431,307
Taxes Payable	7,184	8,877
Line of Credit	2,117,654	2,102,490
Accrued Payroll	29,874	50,604
Deferred Revenue	1,131,455	1,085,449
Other Loans	101,462	129,440

Total Current Liabilities	3,700,402	3,808,167

Long Term Notes Payable	5,934,212	5,355,922
Commitment	0	0

Total Liabilities	9,634,613	9,164,090

Stockholders' Equity

Common Stock, authorized 100,000,000 shares, $0.001 par value; Issued and outstanding September 30, 2008 - 9,843,046 shares; June 30, 2008 - 9,843,046 shares;	9,842	9,842
Treasury Stock	(12,500)	(6,500)
Paid in Capital	4,565,631	4,565,631

Retained Earnings/(Deficit)	(6,664,424)	(6,073,599)

Total Stockholder's Equity (Deficit)	(2,101,451)	(1,504,626)

Total Liabilities and Stockholder's Equity (Deficit)	7,533,162	7,659,464

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months
	Ended	Ended
	Sept 30,	Sept 30,
	2008	2007
	Unaudited	Unaudited
Income
Vehicle & Finance Income	1,106,226	1,086,539

Cost of Goods Sold	724,253	583,500

Gross Profit/Loss	381,973	503,039

Gross Margin	34.5%	46.3%

Expenses
Selling and Financing Costs	471,892	536,210
General and Administrative	500,905	458,266

Profit/Loss before Income Taxes	(590,826)	(491,439)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(590,826)	(491,439)

Earnings Per Share	(0.06)	(0.05)
Weighted Average Number of
Common Shares Outstanding	9,843,046	9,843,046

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0		(1,628,393)	1,902,880

Stock Scribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	38	4,962				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	0	(2,070,319)	2,505,154

Net Income (Loss)						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	0	(4,356,721)	218,752

Treasury Stock Receivable					(6,500)		(6,500)
Net Income (Loss)						(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	0	(6,500)	(6,073,599)	(1,504,626)

Treasury Stock Receivable					(6,000)		(6,000)
Net Income (Loss)						(590,825)	(590,825)
Balance Sept 30, 2008 (unaudited)	9,843,046	9,842	4,565,631	0	(12,500)	(6,664,424)	(2,101,451)

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	3 Months	3 Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	Unaudited	Unaudited
Operating Activities

Net Income (Loss)	(590,825)	(491,439)

Adjustments to reconcile Net Income(Loss) to Net Cash used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	2,681	2,681
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(107,669)	(14,827)
(Increase)/Decrease in Inventory	141,579	(122,465)
(Increase)/Decrease in Other Current Assets	53,234	8,166
(Decrease)/Increase in Accounts Payable	(132,080)	(11,037)
(Decrease)/Increase in Other Liabilities	10,488	147,936

Net Cash (Used) by Operating Activities	(622,590)	(480,985)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(25,326)	(1,945)
(Increase)/Decrease in Long Term Notes Receivable	71,794	27,355

Net Cash provided by (used in) Investing Activities	46,468	25,410

Financing Activities
(Decrease)/Increase in Bank loan	578,290	447,442
Proceeds from Purchase of Treasury Stock	(6,000)

Net cash provided by Financing Activities	572,290	447,442

Net Increase/(Decrease) in Cash	(3,833)	(8,132)

Cash, Beginning of Period	32,508	37,454

Cash, End of Period	28,675	29,322

Supplemental Information:
Period interest	222,677	216,071
Income Taxes paid	0	0

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

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2006, the Company had four operating lots located in metropolitan Phoenix and Tucson, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

On July 21, 2005 the Company was purchased by Global-E Investments, Inc. Since Global-E was a non-operating company, this purchase was accounted for as a recapitalization stock exchange reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. and for historically accounting purposes the accounting records of Now Auto are shown. Global-E Investments has changed its name to NowAuto Group, Inc.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $15,856 and $20,779 for the quarters ended September 30, 2007 and 2008, respectively.

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

Stock Option Plans

As of September 30, 2008 the Company had no employee stock ownership plan.

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

Note 3. FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of up to 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 39 months. As of September 30, 2008 the Company was holding financed contracts. These are shown below.

	June 30,	September 30,
	2008	2008

Financed Contracts Receivable	$4,635,443	$5,261,020
Allowance for doubtful accounts	(33,491)	(33,491)

Financed Contracts-net	$4,601,950	$5,227,529

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

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	June 30,	September 30,
	2008	2008

Furniture, fixtures and Equipment	$41,622	$41,622
Leasehold improvements	58,235	61,451
Computers & Software	18,100	40,210
Less accumulated depreciation	(33,664)	(36,345)
Net Equipment	$84,293	$106,938

Note 5. GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The Company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on September 30, 2008 was as follows:

Quarter Ending September 30,	2008	2007
	$716,179	$714,179

Note 6. INCOME TAXES

The provision for income taxes for the fiscal quarters ended September 30, 2008 and 2007 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended September 30,	2007	2008

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

Note 7. STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 100,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc.

No shares have been issued since June 30, 2006.

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

Note 10. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of September 30, 2008, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2008	182,741
2009	139,463
2010	138,612
2011	138,612
2012	138,612

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

Note 12. CONTRACT FINANCING

During the quarter ended September 30, 2006 the Company initiated relations with a new finance company to finance installment contracts from customers. The monies advanced are based upon the contract price and vary per car. The individual car is used as collateral for the advanced funds. Substantially all of the installment contracts financed requires the Company's customers to make their monthly payments via ACH (automatic account withdrawal). The Company pays a variable interest rate over the Prime Rate for its financing. The finance company receives all of the payments from the customers, removes its portion (interest and principal) and then makes the remainder available for the Company to pull from when needed. The Company retains ownership of these contracts and is active in the collection of delinquent accounts from these contracts. The Company also has contracts, which it administers itself.

Note 13. FINANCIAL REPORTS

The Statement of Operations has been changed to report selling and financing costs as a separate line item. In the past, only the selling costs have been broken out. It is believed that this gives the reader better information about the operations of the Company. Prior period statements are adjusted to reflect the change.

Note 14. TREASURY STOCK

In the quarter ending June 30, 2008 and September 30, 2008, we repurchase stock from a shareholder. These shares are still in transit and are therefore still reported as being outstanding.

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

SFAS No. 13 - Accounting for Leases is used to determine the method of accounting for leases. (See Note 3)

Note 17. GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2008 and at September 30, 2008. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve our profitability by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track our profitability and negotiate selling contracts. Additionally, we may need to attract capital investors to continue in existence. No assurance can be made that these investors will be forthcoming.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2008 the Company had three stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on sales end collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. For the twelve months ended June 30, 2008 estimated credit losses as a percentage of contracts declined over the prior year. In the past nine months the Company implemented new and stricter underwriting criteria at the store level. In addition the Company implemented stricter contract criteria which, in the short term, resulted in higher repossessions and charge-off accounts. In addition, credit losses are also imparted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, energy costs have risen at a rate much faster than the general rate of inflation. While the Company believes that most significant factor affecting credit losses is the proper execution (or lack therefore) of its business practices, the Company also believes that higher energy and fuel costs have a negative impact on collection results.

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

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Revenue for the quarter ended September 30, 2008 was $1,106,226 versus revenue of $1,086,539 for the quarter ended September 30, 2007. The 2% increase in revenue was a result of significantly lower contract purchases during the September 30, 2008 quarter caused by an increased volume of credit applications that did not meet the Company’s standards.

The Company's gross profit as a percentage of sales during the quarter ending September 30, 2008 was 34.5% vs. 46.3% for the quarter ended September 30, 2007. Old inventory was liquidated at local auctions during the quarter and this has reduced margins. Gross profit excluding the auction sales was 44.2% which is well within historical parameters. Interest earnings remain strong.

During the year ended June 30, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. While the quarter ended September 30, 2008 showed an improvement in bad debt expense, the Company expects that current economic conditions will continue for the foreseeable future and higher than normal repossessions may be experienced.

General and administrative expenses as a percentage of sales were 45% for the three months ended September 30, 2008 versus 42% for the three months ended September 30, 2007. Interest expense has increased substantially as a result of line of credit financing (See Note 12) increasing administrative costs. Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	September 2007	September 2008

Accounts Receivable (net)	5,429,286	6,125,441
Inventory	653,051	524,308
Equipment	89,093	106,938
Goodwill	714,179	716,179
Accounts Payable	314,242	312,773
Taxes Payable	44,853	7,184
Deferred Revenue	409,898	1,131,455

Inventory increases are due to improved supply lines and Goodwill decrease after the Tucson lot was merged into the Phoenix operations. (See 10K for Year Ending June 30, 2008, Note 5) The decrease in Accounts Payable and Taxes Payable are due to improved controls on cash.

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the Company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended September 30, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

Item 3. Quantitative And Qualitative Disclosures about Market Risk

As of September 30, 2006 the Company had obtained long term institutional financing in the form of collateral debt, and as such the Company’s earnings are impacted by interest paid. Interest rates charged by the Company on the vehicles financed by the Company are fixed and are within lending rate regulations in the State of Arizona.

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

Item 4. Controls and Procedures

The Company's management has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-Q, and, based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective in part due to a weakness in the information technology ("IT") controls.

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