Form 10-Q
period 2008-12-31
NowAuto Group, Inc.
filed 2009-02-25
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
December 31, 2008	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)

Assets
Current Assets
Cash	$47,353	$32,508
Accounts Receivable - Net	3,199,040	2,742,067
Inventory	384,832	665,338
Prepaid Expenses	21,164	44,071

Total Current Assets	3,652,389	3,483,984

Long Term Notes Receivable	3,973,257	3,375,008
Equipment – Net	68,382	84,293
Goodwill	716,179	716,179

Total Assets	$8,410,206	$7,659,464

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$330,137	$431,307
Taxes Payable	413,195	8,877
Line of Credit	2,291,132	2,102,490
Accrued Payroll	69,112	50,604
Deferred Revenue	1,286,074	1,085,449
Other Loans	66,579	129,440

Total Current Liabilities	4,456,228	3,808,168

Long Term Notes Payable	6,520,915	5,355,922
Commitment	0	0
Total Liabilities	10,977,143	9,164,090

Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares $0.001 par value; Issued and Outstanding
December 31, 2008 - 9,843,046 shares; less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares; less 400,000 Treasury stock	9,842	9,842
Treasury Stock	(17,500)	(6,500)
Paid in Capital	4,565,631	4,565,631
Retained Earnings/(Deficit)	(7,124,910)	(6,073,599)

Total Stockholder's Equity (Deficit)	(2,566,937)	(1,504,626)

Total Liabilities and Stockholder's Equity (Deficit)	$8,410,206	$7,659,464

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months	6 months	6 months
	Ended	Ended	Ended	Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Income
Vehicle & Finance Income	$1,448,379	$1,063,650	$2,554,605	$2,150,189

Cost of Goods Sold	847,005	487,529	1,571,258	1,071,029

Gross Profit/Loss	601,374	576,121	983,347	1,079,160

Gross Margin	41.5%	54.2%	38.5%	50.2%

Expenses
Selling and Financing Costs	525,790	412,734	997,682	948,945
General and Administrative	314,717	245,747	592,946	487,942

Loss before Interest and Tax	(239,135)	(82,361)	(607,282)	(357,728)

Interest	(221,352)	(229,068)	(444,029)	(445,139)
Provision for Income Tax	0	0	0	0

Net Loss	$(460,487)	$(311,429)	$(1,051,311)	$(802,867)

Earnings Per Share	(0.05)	(0.03)	(0.11)	(0.08)
Weighted Average Number of Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	$8,157,662	$8,157	$3,523,116	$0	$0	$(1,628,393)	$1,902,880

Stock Subscribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	38	4,962				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	0	(2,070,319)	2,505,154

Net Loss						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	0	(4,356,721)	218,752

Treasury Stock Receivable					(6,500)		(6,500)
Net Loss						(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	0	(6,500)	(6,073,599)	(1,504,626)

Treasury Stock Receivable					(11,000)		(11,000)
Net Loss						(1,051,311)	(1,051,311)
Balance December 31, 2008	$9,843,046	$9,842	$4,565,631	$0	$(17,500)	$(7,124,910)	$(2,566,937)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	6 Months	6 Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities

Net Income (Loss)	$(1,051,310)	$(804,367)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities
Depreciation/Amortization Expense	5,951	5,362
(Increase)/Decrease in Receivables	(1,099,880)	(74,717)
(Increase)/Decrease in Inventory	301,506	(232,373)
(Increase)/Decrease in Other Current Assets	38,062	8,879
(Decrease)/Increase in Accounts Payable	267,344	28,196
(Decrease)/Increase in Other Liabilities	0	348,832

Net Cash Provided by Operating Activities	(487,017)	84,179

Net cash provided by operating activities	(1,538,328)	(720,188)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	0	(3,677)
(Increase)/Decrease in Long Term Notes Receivable	0	18,442
Disposal of Assets	9,961	0

Net Cash provided by (used in) Investing Activities	9,961	14,765

Financing Activities
(Decrease)/Increase in Deferred Revenue	200,625	0
Proceeds from issuance of debt	1,353,635	767,210
(Decrease)/Increase in Commitment	0	(86,859)
(Decrease)/Increase in Treasury Stock	(11,000)	0

Net cash provided by Financing Activities	1,543,260	680,351

Net Increase/(Decrease) in Cash	14,893	(25,072)

Cash, Beginning of Period	32,461	66,786

Cash, End of Period	$47,354	$41,714

Supplemental Information:
Period interest	222,677	229,068
Income Taxes paid	0	0

The accompanying notes are an integral part of these financial statements.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $14,274 and $22,053 for the three months ended December 31, 2007 and 2008, respectively.

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

Stock Option Plans

As of December 31, 2008 the Company had no employee stock ownership plan.

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

Note 3.  FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of up to 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 39 months. As of December 31, 2008 the Company was holding financed contracts. These are shown below.

	December 31,	June 30,
	2008	2008
Financed Contracts Receivable	$6,398,813	$5,267,915
Allowance for doubtful accounts	(77,226)	(33,491)
Financed Contracts-net	$6,322,356	$5,234,424

During the Quarter ending June 30, 2007, the Company began leasing as well as selling vehicles. This has two immediate advantages. First, all sales tax on sale contracts is due and payable when the down payment is fully satisfied even though the cash flow generated from the sale is spread over approximately 36 to 39 months. Sales tax on leases is due only on monies received spreading the obligation evenly with the cash flow. Secondly, the vehicle is titled differently making it a little easier should the Company need to retake possession of the vehicle.

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

In the past, sales tax was not booked until payment was received and thus the tax was due. As a result of the conversion into different software during the three months ending December 31, 2009, sales tax is now recognized in a different manor. The full amount of the tax is recorded as a payable with a corresponding increase to Lease Receivables. This also means that Lease Receivables reflects the total payments to be paid thru out the lease period as stated on the lease contract.

Note 4.  PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	December 31,	June 30,
	2008	2008

Furniture, fixtures and Equipment	$30,620	$41,622
Leasehold improvements	26,693	58,235
Computers & Software	44,427	18,100
Less accumulated depreciation	(33,358)	(33,664)
Net Equipment	$68,382	$84,293

Note 5.    GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. The Company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on December 31, 2008 was as follows:

Quarter Ending December 31,	2008	2007
	$716,179	$716,179

Note 6.  INCOME TAXES

The provision for income taxes for the fiscal quarters ended December 31, 2008 and 2007 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended December 31,	2007	2008

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset (net of the valuation account)	0	0
Total	$0	$0

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

Note 10.  COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company leases certain car lots and office facilities under various operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of December 31, 2008, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

2008	$182,741
2009	$155,192
2010	$155,192
2011	$155,192
2012	$155,192

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

Note 13. TREASURY STOCK

In the quarter ending June 30, 2008 and September 30, 2008, the Company repurchased stock from a shareholder. These shares are still in transit and are therefore still reported as being outstanding.

Note 14.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 160-162 and their effect on the Company.

Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51
A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. While the Company does present consolidated financial statements, there are currently no minority interests.

Statement No. 162 - The Hierarchy of Generally Accepted Accounting Principles
Prior to the issuance of Statement 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. Statement 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS No. 13 - Accounting for Leases is used to determine the method of accounting for leases. (See Note 3)

Note 16. GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued December 31, 2008. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q contains, and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2008 the Company had three stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on sales and collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office.  In the past year the Company implemented new and stricter underwriting criteria at the store level. In addition the Company implemented stricter contract criteria which, in the short term, resulted in higher repossessions and charge-off accounts. In addition, credit losses are also imparted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, adverse economic conditions have had a negative impact on collection results. While the Company believes that most significant factor affecting credit losses is the proper execution (or lack therefore) of its business practices, the Company also believes that current economic conditions have had a negative impact on its operations and results.

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

Three Months Ended December 31, 2008 vs. Three Months Ended December 31,  2007

Revenue for the quarter ended December 31, 2008 was $1,448,379 versus revenue of $1,063,650 for the quarter ended December 31, 2007. The increase in revenue is attributed to a successful sales promotion that reduced the amount of the required down payment. There was no reduction in price or financing criteria.

The Company's gross profit as a percentage of sales during the quarter ending December 31, 2008 was 41.5% vs. 54.2% for the quarter ended December 31, 2007. Old inventory was liquidated at local auctions during the quarter and this has reduced margins. Interest earnings remain strong.

During the year ended June 30, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the year ended June 30, 2007. While the quarter ended December 31, 2008 showed an improvement in bad debt expense, the Company expects that current economic conditions will continue for the foreseeable future and higher than normal repossessions may be experienced.

General and administrative expenses as a percentage of sales were 45% for the three months ended December 31, 2008 versus 42% for the three months ended December 31, 2007. Interest expense has increased substantially as a result of line of credit financing (See Note 12) increasing administrative costs. Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	December 2008	June 2008

Accounts Receivable (net)	6,322,356	6,117,075
Inventory	384,832	665,338
Equipment	68,382	84,293
Goodwill	716,179	716,179
Accounts Payable	330,137	431,307
Taxes Payable (see Note 3)	413,195	0
Deferred Revenue	1,286,074	1,085,449

The increase in Taxes Payable and Accounts Receivable is due in part to a change in accounting procedure. (See Note 3). The decrease in Inventory is due to liquidation of bad inventory.

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since December 31, 2005. Since the middle of August 2005 the Company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended September 30, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

During the twelve months ended June 30, 2006 we made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to our business; and (iii) improving operational reporting procedures and controls. During the year ended June 30, 2008 we decided to convert to a more robust system that will better support auto leasing and the expanding service shop department. This conversion was started in the three months ending September 30, 2008 and was nearly complete by the end of the quarter ending December 31, 2008. The final piece will be in place by the end of the three months ending March 31, 2009.

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification