Form 10-Q
period 2009-03-31
NowAuto Group, Inc.
filed 2009-05-20
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACTOF 1934

For the fiscal quarter ended:	Commission file number:
March 31, 2009	000-50709

NOWAUTO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	77-0594821

(State or other jurisdiction	(I.R.S. Employer
of incorporation)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2009
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$32,959	$32,508
Accounts Receivable - Net	3,332,923	2,742,067
Inventory	292,608	665,338
Prepaid Expenses	20,635	44,071

Total Current Assets	3,679,124	3,483,984

Long Term Notes Receivable	3,996,589	3,375,008
Equipment - Net	68,219	84,293
Goodwill	716,179	716,179

Total Assets	$8,460,111	$7,659,464

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$297,267	$431,307
Taxes Payable	457,517	8,877
Line of Credit	2,494,609	2,102,490
Accrued Payroll	58,673	50,604
Deferred Revenue	1,523,173	1,085,449
Other Loans	19,205	129,440

Total Current Liabilities	4,850,444	3,808,168

Long Term Notes Payable	6,774,947	5,355,922
Commitment	0	0
Total Liabilities	11,625,390	9,164,090

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares
$0.001 par value; Issued and Outstanding
March 31, 2009 - 9,843,046 shares;
less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares;
less 400,000 Treasury stock	9,842	9,842
Treasury Stock	(27,499)	(6,500)
Paid in Capital	4,565,631	4,565,631
Retained Earnings/(Deficit)	(7,713,254)	(6,073,599)

Total Stockholder's Deficit	(3,165,280)	(1,504,626)

Total Liabilities and Stockholder's Deficit	$8,460,111	$7,659,464

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months	9 months	9 months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Income
Vehicle & Finance Income	$1,338,673	$1,300,443	$3,806,549	$3,450,631

Cost of Goods Sold	712,262	720,797	2,283,520	1,791,826

Gross Profit/Loss	626,411	579,645	1,523,029	1,658,805

Gross Margin	46.8%	44.6%	40.0%	48.1%

Expenses
Selling and Financing Costs	645,281	451,817	1,642,963	1,400,762
General and Administrative	270,074	252,185	863,020	740,127

Loss before Interest and Tax	(288,945)	(124,357)	(982,955)	(482,084)

Interest	212,670	220,125	656,699	665,264
Provision for Income Tax	0	0	0	0

Net Loss	$(501,616)	$(344,482)	$(1,639,655)	$(1,147,348)

Earnings Per Share	(0.05)	(0.03)	(0.17)	(0.12)
Weighted Average Number of
Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	8,157,662	$8,157	$3,523,116	$0	$0	$(1,628,393)	$1,902,880

Stock Subscribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	38	4,962				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	0	(2,070,319)	2,505,154

Net Loss						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	0	(4,356,721)	218,752

Treasury Stock Receivable					(6,500)		(6,500)
Net Loss						(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	0	(6,500)	(6,073,599)	(1,504,626)

Treasury Stock Receivable					(20,999)		(20,999)
Net Loss						(1,639,655)	(1,639,655)
Balance March 31, 2009	9,843,046	$9,842	$4,565,631	$0	$(27,499)	$(7,713,254)	$(3,165,280)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities

Net Income (Loss)	$(1,639,654)	$(1,147,366)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Depreciation/Amortization Expense	7,233	8,044
(Increase)/Decrease in Receivables	(579,365)	(264,459)
(Increase)/Decrease in Inventory	372,464	(165,563)
(Increase)/Decrease in Other Current Assets	24,579	21,952
(Decrease)/Increase in Accounts Payable	(248,527)	62,267
(Decrease)/Increase in Other Liabilities	448,640	735,875

Net Cash Provided by Operating Activities	25,024	398,116

Net cash used in operating activities	(1,614,629)	(749,250)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	0	(5,490)
(Increase)/Decrease in Long Term Notes Receivable	(621,581)	(265,791)
Disposal of Assets	8,841	0

Net Cash provided by (used in) Investing Activities	(612,740)	(271,281)

Financing Activities
(Decrease)/Increase in Line of Credit	392,118	0
Proceeds from issuance of debt	1,856,748	1,110,721
(Decrease)/Increase in Commitment	0	(112,359)
(Decrease)/Increase in Treasury Stock	(20,999)	0

Net cash provided by Financing Activities	2,227,868	998,362

Net Increase/(Decrease) in Cash	498	(22,169)

Cash, Beginning of Period	32,461	37,454

Cash, End of Period	$32,959	$15,285

Supplemental Information:
Period interest	$212,670	$220,125
Income Taxes paid	$0	$0

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

The Company focuses mainly on the "Buy Here/Pay Here" segment of the used car market. The Company primarily sells 1999 and newer model year used vehicles. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2009, the Company had three operating lots located in metropolitan Phoenix, Arizona. The Company also has a wholly owned subsidiary, Navicom GPS, Inc., which markets GPS tracking units.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $16,278 and $22,410 for the three months ended March 31, 2008 and 2009, respectively.

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

Stock Option Plans

As of March 31, 2009 the Company had no employee stock ownership plans.

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

Note 3.  FINANCE AND ACCOUNTS RECEIVABLES - NET

Financed Contract Receivable-net

The Company originates installment sale contracts from the sale of used vehicles at its lots. These installment sale contracts typically a) include interest rates of up to 29.99% per annum, b) are collateralized by the vehicle sold and c) provide for payments over a period of 39 months. As of March 31, 2009 the Company was holding financed contracts. These are shown below.

	March 31,	June 30,
	2009	2008

Financed Contracts Receivable	$6,612,041	$5,267,915
Allowance for doubtful accounts	(101,780)	(33,491)
Financed Contracts-net	$6,510,261	$5,234,424

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

In the past, sales tax was not booked until payment was received and thus the tax was due. As a result of the conversion into different software during the three months ending December 31, 2008, sales tax is now recognized in a different manor. The full amount of the tax is recorded as a payable with a corresponding increase to Lease Receivables. This also means that Lease Receivables reflects the total payments to be paid thru out the lease period as stated on the lease contract.

Note 4.  PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	March 31,	June 30,
	2009	2008

Furniture, fixtures and Equipment	$31,739	$41,622
Leasehold improvements	26,693	58,235
Computers & Software	44,427	18,100
Less accumulated depreciation	(34,640)	(33,664)
Net Equipment	$68,219	$84,293

Note 5.    GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. The Company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. Goodwill on March 31, 2009 was as follows:

Quarter Ending March 31,	2009	2008
	$716,179	$716,179

Note 6.  INCOME TAXES

The provision for income taxes for the fiscal quarters ended March 31, 2009 and 2008 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Quarter ended March 31,	2009	2008

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset (net of the valuation account)	0	0
Total	$0	$0

Note 7.  STOCKHOLDERS' EQUITY

Common Stock

NowAuto, Inc. (the Company) was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and the Company increased its authorized common stock to 1,000,000,000 shares with a par value of $0.001. On August 31, 2004 the name was changed to NowAuto, Inc. No shares have been issued since June 30, 2006.

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

2009	$147,750
2010	$154,897
2011	$154,897
2012	$154,897
2013	$154.897

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

SFAS No. 13 - Accounting for Leases is used to determine the method of accounting for leases. (See Note 3)

Note 16. GOING CONCERN

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2008. This loss continued through March 31, 2009. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has made efforts to improve our profitability by increasing the margins on cars sold. They have also hired new finance and accounting personnel to better track our profitability and negotiate selling contracts. Additionally, we may need to attract capital investors to continue in existence. No assurance can be made that these investors will be forthcoming.
.
Note 17. RESTATED FINANCIAL STATEMENTS

Plans for a software conversion were made during the three months ending September 30, 2008 and largely executed during the three months ending December 31, 2008. Due to complications in this process, an error was made in calculating the amount of Deferred Revenue earned for the period ending December 31, 2008 in the amount of $86,729. The threshold of materiality was determined to be $80,000 and while the amount in question exceeds the threshold by a small amount, the decision was made to restate. The restatement is being filed simultaneously with this report. This notation is offered in lieu of an 8-k announcement.

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

Three Months Ended March 31, 2009 vs. Three Months Ended March 31,  2008

Revenue for the quarter ended March 31, 2008 was $1,338,673 versus revenue of $1,300,443 for the quarter ended March 31, 2008. The increase in revenue is attributed to a successful sales promotion that reduced the amount of the required down payment. There was no reduction in price or financing criteria.

The Company's gross profit as a percentage of sales during the quarter ending March 31, 2008 was 46.8% vs. 44.6% for the quarter ended March 31, 2008. Interest earnings remain stable.

During the year ended June 30, 2008, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to rising unemployment and the troubled credit markets adversely affected collection efforts and resulted in higher than normal account losses during the first 3 quarters of fiscal 2009. The Company expects that current economic conditions will continue for the foreseeable future and higher than normal bad debt charges are likely over the next six months or so.

General and administrative expenses exclusive of interest expense were 13.7% of revenue for the three months ended March 31, 2009 versus 19% for the three months ended March 31, 2008. Interest expense has increased substantially as a result of line of credit financing (See Note 12) increasing total administrative costs

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	March 2009	June 2008

Accounts Receivable (net)	6,510,261	6,117,075
Inventory	292,608	665,338
Equipment	68,219	84,293
Goodwill	716,179	716,179
Accounts Payable	297,267	431,307
Taxes Payable (see Note 3)	457,517	0
Deferred Revenue	1,523,173	1,085,449

Taxes Payable and Accounts Receivable were increased by $324,500 in the three months ending December 31, 2008 due to a change in accounting procedure resulting from the conversion. (See Note 3). The decrease in Inventory is due to liquidation of bad inventory.

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since March 31, 2005. Since the middle of August 2005 the
Company has also kept most of its contracts as opposed to selling the contracts to third parties. This has put a severe strain on the cash flow of the Company and has made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended September 30, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

During the twelve months ended June 30, 2006 we made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to our business; and (iii) improving operational reporting procedures and controls. During the year ended June 30, 2008 we decided to convert to a more robust system that will better support auto leasing and the expanding service shop department. This conversion was started in the three months ending September 30, 2008 and was nearly complete by the end of the quarter ending December 31, 2008. As of the three months ending March 31, 2009, the new system is performing well. While some refinements are still required, management believes it has already been a great benefit to the organization.

PART II
Other Information

Item 1.	Legal Proceedings
None

Item 6.	Exhibits

31.1	Rule 13a-14(a) certification
31.2	Rule 13a-14(a) certification
32.1	Rule Section 1350 certification

Exhibit Index

31.1.	Rule 13a-14(a) certification
31.2.	Rule 13a-14(a) certification
32.1.	Rule Section 1350 certification