Form 10-Q/A
period 2008-12-31
NowAuto Group, Inc.
filed 2009-05-21
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Restated)
Assets
Current Assets
Cash	$47,353	$32,508
Accounts Receivable - Net	3,199,040	2,742,067
Inventory	384,832	665,338
Prepaid Expenses	21,164	44,071

Total Current Assets	3,652,389	3,483,984

Long Term Notes Receivable	3,973,257	3,375,008
Equipment - Net	68,382	84,293
Goodwill	716,179	716,179

Total Assets	$8,410,206	$7,659,464

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$330,137	$431,307
Taxes Payable	413,195	8,877
Line of Credit	2,291,132	2,102,490
Accrued Payroll	69,112	50,604
Deferred Revenue	1,372,802	1,085,449
Other Loans	66,579	129,440

Total Current Liabilities	4,542,957	3,808,168

Long Term Notes Payable	6,520,915	5,355,922
Commitment	0	0
Total Liabilities	11,063,872	9,164,090

Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares
$0.001 par value; Issued and Outstanding
December 31, 2008 - 9,843,046 shares;
less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares;
less 400,000 Treasury stock	9,842	9,842
Treasury Stock	(17,500)	(6,500)
Paid in Capital	4,565,631	4,565,631
Retained Earnings/(Deficit)	(7,211,639)	(6,073,599)

Total Stockholder's Equity (Deficit)	(2,653,666)	(1,504,626)

Total Liabilities and Stockholder's Equity (Deficit)	$8,410,206	$7,659,464

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months	6 months	6 months
	Ended	Ended	Ended	Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
	(Restated)		(Restated)
Income
Vehicle & Finance Income	$1,361,650	$1,063,650	$2,467,876	$2,150,189

Cost of Goods Sold	847,005	487,529	1,571,258	1,071,029

Gross Profit/Loss	514,645	576,121	896,618	1,079,160

Gross Margin	37.8%	54.2%	36.3%	50.2%

Expenses
Selling and Financing Costs	525,790	412,734	997,682	948,945
General and Administrative	314,717	245,747	592,946	487,942

Loss before Interest and Tax	(325,863)	(82,361)	(694,011)	(357,728)

Interest	(221,352)	(229,068)	(444,029)	(445,139)
Provision for Income Tax	0	0	0	0

Net Loss	$(547,215)	$(311,429)	$(1,138,040)	$(802,867)

Earnings Per Share	(0.06)	(0.03)	(0.12)	(0.08)
Weighted Average Number of Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Stockholders' Equity
(Restated)

			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	$8,157,662	$8,157	$3,523,116	$0	$0	$(1,628,393)	$1,902,880

Stock Subscribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	38	4,962				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	0	(2,070,319)	2,505,154

Net Loss						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	0	(4,356,721)	218,752

Treasury Stock Receivable					(6,500)		(6,500)
Net Loss						(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	0	(6,500)	(6,073,599)	(1,504,626)

Treasury Stock Receivable					(11,000)		(11,000)
Net Loss						(1,138,040)	(1,138,040)
Balance December 31, 2008	$9,843,046	$9,842	$4,565,631	$0	$(17,500)	$(7,211,639)	$(2,653,666)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	6 Months	6 Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
Operating Activities

Net Income (Loss)	$(1,138,040)	$(804,367)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities
Depreciation/Amortization Expense	5,951	5,362
(Increase)/Decrease in Receivables	(1,099,880)	(74,717)
(Increase)/Decrease in Inventory	301,506	(232,373)
(Increase)/Decrease in Other Current Assets	38,062	8,879
(Decrease)/Increase in Accounts Payable	267,344	28,196
(Decrease)/Increase in Other Liabilities	0	348,832

Net Cash Provided by Operating Activities	(487,017)	84,179

Net cash provided by operating activities	(1,625,057)	(720,188)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	0	(3,677)
(Increase)/Decrease in Long Term Notes Receivable	0	18,442
Disposal of Assets	9,961	0

Net Cash provided by (used in) Investing Activities	9,961	14,765

Financing Activities
(Decrease)/Increase in Deferred Revenue	287,355	0
Proceeds from issuance of debt	1,353,635	767,210
(Decrease)/Increase in Commitment	0	(86,859)
(Decrease)/Increase in Treasury Stock	(11,000)	0

Net cash provided by Financing Activities	1,629,990	680,351

Net Increase/(Decrease) in Cash	14,893	(25,072)

Cash, Beginning of Period	32,461	66,786

Cash, End of Period	$47,354	$41,714

Supplemental Information:
Period interest	222,677	229,068
Income Taxes paid	0	0

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

	December 31,	September 30,
	2008	2008
Financed Contracts Receivable	$6,398,813	$5,267,915
Allowance for doubtful accounts	(77,226)	(33,491)
Financed Contracts-net	$6,322,356	$5,234,424

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

Note 17. RESTATED FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ending December 31, 2008. Plans for a software conversion were made during the three months ending September 30, 2008 and largely executed during the three months ending December 31, 2008. Due to complications in this process, an error was made in calculating the amount of Deferred Revenue earned for the period ending December 31, 2008 in the amount of $86,729. The threshold of materiality was determined to be $80,000 and while the amount in question exceeds the threshold by a small amount, the decision was made to restate.

Insert December 2008 10Q Restatement table

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