Form 10-K/A
period 2006-06-30
NowAuto Group, Inc.
filed 2009-05-22
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at June 30, 2006
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Table of Contents

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

A GPS unit is installed in every vehicle. Customers are informed of the device at purchase. It is an anti-theft device and also allows us to locate the vehicle in the event that repossession becomes necessary.

Lending Processes

In the application process, the customer is required to provide proof of residence, employment, and insurance as well as a valid driver’s license, and 8 personal references. The Company promotes itself as the home of the no credit check therefore credit bureaus are not pulled. Company policy also requires a review of the customer’s total income to car payment ratio to ensure that the customer can afford the vehicle.

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

Employees

As of June 30, 2006, we had 26 full time employees. Twelve are operational including the Service Department, eleven are administrative support including collections, and three are executives. Our relationship with employees is generally considered to be good. Turnover rates are within acceptable limits.

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

Risk Factors

Going Concern - The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005 and in June 30, 2006 after impairment of Goodwill.  This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Our loss rate has improved. We have also hired new finance and accounting personnel to better track our profitability and negotiate selling contracts.

We reported a substantial loss for the Fiscal Year Ended June 30, 2005.  The fiscal year ended June 30, 2006 reflects a substantial net loss, however, we did report a profit for the year ended June 30, 2006, before impairment of Goodwill. We may need to attract capital investors to continue in existence. No assurance can be made that these investors will be forthcoming.

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

High Leverage - We are highly leveraged. A substantial portion of such debt is collateralized by our finance contracts. Our substantial leverage could have adverse consequences, including (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowing, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

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

Geographic Concentration - Our specialty retailing operations are presently concentrated in the Phoenix and Tucson, Arizona metropolitan areas. An economic slow down or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in either of the two metropolitan areas could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Creditworthiness of Contract Obligors - Substantially all of our contracts are non-prime consumer credits. The non-prime consumer finance market is comprised of borrowers who are unable to obtain traditional financing due to various credit challenges. Consequently, the incidence of delinquency or default is significantly higher for non-prime consumer credits than in the case of prime consumer credits. For these reason, such contracts bear interest at rates significantly higher than in the case of prime consumer credits and can be purchased at a discount to the principal balance, but also involve a higher probability of default and greater servicing costs. Our profitability depends, in part, upon our ability to properly evaluate the creditworthiness of non-prime consumers and efficiently service such contracts. Loan losses may exceed the proceeds of the performing loans, thus impairing our ability to be successful.

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

Item 2 - Description of Properties

Our corporate offices at 2239 N. Hayden are leased and consists of approximately 1,500 sq ft. All administrative staff is located here. The current lease has a $1,600 monthly payment and is sublet on a month to month basis.

We currently operate 4 lots, one in Tucson, Arizona and three in the Phoenix area. All the properties are rented. This allows a certain flexibility when local markets change or relocate.

Item 3 - Legal Proceedings

John Pappas
A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee is seeking compensation from the debtor companies.

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

Fiscal 2006	High	Low

Fourth Quarter	$0.84	$0.17
Third Quarter	$0.50	$0.30
Second Quarter	$1.07	$0.35
First Quarter	N/A	N/A

Holders

As of June 30, 2006, we had approximately 1,250 beneficial owners of record of our common stock.

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

Fiscal Year Ended June 30, 2006 vs. Fiscal Year Ended June 30, 2005

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

Financial Condition

The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	6/30/06	6/30/05
Accounts Receivable (net)	4,175,483	48,300
Inventory	624,898	336,386
Equipment	40,733	3,920
Goodwill	928,747	1,628,482
Accounts Payable	406,002	329,425
Taxes Payable	391,757	117,680

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

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the Company has also kept most of its contracts as opposed to selling the contracts to third parties. This put a severe strain on the cash flow of the Company and made it difficult to pay normal overhead expenses on an ongoing basis. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. Without a source to finance or purchase the contracts the Company has only as its cash flow cash sales from its weekly auction and monthly payments from its contracts receivable portfolio. Currently, this cash flow stream is not adequate to meet weekly overhead cash needs.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are into materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Item 7 - Financial Statements

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

Moore & Associates Chartered
Las Vegas, Nevada
October 12, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

NowAuto Group, Inc

Consolidated Balance Sheets

	June 30, 2006		June 30, 2005

Assets

Current Assets
Cash	27,433		736,910
Accounts Receivable – Net	1,582,495		48,300
Inventory	624,898		336,386
Other Current Assets	189,046		6,029

	2,423,872		1,127,625

Equipment – Net	40,733		3,920

Long Term Portion of Notes Receivable	2,592,988

Goodwill	928,747	,	1,628,482

	5,986,340		2,760,027

Liabilities and Stockholders' Equity

Liabilities
Accounts Payable	406,002		329,425
Taxes Payable	391,757		117,680
Line of Credit	2,480,571
Accrued Payroll Payable	56,303		17,455
Repossession Accrual			118,616
Other Loans	146,554		99,565

Total Liabilities	3,481,186		682,741

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2006 - 9,863,045 shares
June 30, 2005 - 8,157,661 shares	1,005,500		8,157

Paid in Capital	3,569,974		3,523,117

Retained Earnings/(Deficit)	(2,070,319)		(1,453,988)

Total Stockholder's Equity	2,505,154		2,077,286

	5,986,340		2,760,027

NowAuto Group, Inc

Consolidated Statements of Operations

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

Consolidated Stockholders' Equity

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
Income Taxes paid

Item 7A - Notes to the Financial Statements

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

Financed Contracts Receivable	$3,557,142
Allowance for doubtful accounts	(100,000)

Financed Contracts-net	$3,457,142

Accounts Receivable - Net
The Company's subsidiary Navicom maintains a trade accounts receivable and allowance for doubtful accounts as follows:

	June 30,	June 30,
	2006	2005

Accounts Receivable	$432,071	$341,913
Less: Allowance for Doubtful Accounts	(7,690)	(13,677)

Net Accounts Receivable	$424,381	$328,236

Total Receivables net	$3,989,213

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	June 30,	June 30,
	2006	2005

Furniture, fixtures and Equipment	$35,916	$4,491
Leasehold improvements	2,624	0
Computers & Software	9,396
Less accumulated depreciation	(7,203)	(571)
Net Equipment	$40,733	$3,920

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

Year Ending June 30,	2006	2005

Navicom purchase	$214,401	$214,401
Mesa Lot Purchase	498,028	498,028
Tucson Lot Purchase	212,318	164,318
Sunburst Lot Purchase	4,000	751,735

Total	$928,747	$1,628,482

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

On September 3, 2004, the company issued 536,002 common shares valued at $214,401 to purchase its wholly owned subsidiary Navicom Corporation.

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

Note 12. RELATED PARTY TRANSACTIONS

Shareholders have advanced the Company funds to cover operational expenses. These were demand notes and currently carried no interest. At December 31, 2005, $350,000 was converted to a note payable with 6% interest. This note is secured by the assets of the corporation. The total notes payable to Company shareholders are $164,955.98 at March 31, 2006 and $99,565 at June 30, 2005. These notes have now been fully satisfied through transfer of customer contracts.

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

Our management has evaluated the effectiveness of the design and operation of our financial and operating controls and procedures, and, based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective. Three major areas are listed below:

➢	Use of multiple nonintegrated computer systems, some of which are lacking adequate security
➢	Inadequate security of sensitive information
➢	Collection of cash payments by the lots

 Note 17. As a result of this restatement, certain items are reclassified as Other Assets instead of Goodwill. This is to correct an error made on consolidation. The changes are as follows:

Description	2006
	Before	After
Prepaid Expense/Other Assets	$95,646	189,046
Goodwill and Intangibles	1,022,147	928,747

There is no change to the Income Statement or Statement of Cash Flows.

Part III

Item 8 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

Our executive officers are as follows:

Name	Age	Position with the Company
Scott Miller	46	Chief Executive Officer and Director
Theodore Valenzuela II	45	Chief Operations Officer
Faith Forbis	52	Chief Financial Officer

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

Item 11 - Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2006 and 2007.

	Fiscal 2006	Fiscal 2005
Audit fees	$18,015	$17,500
Tax fees	0	0
Total fees	$18,015	$17,500

Audit fees - This category includes the aggregate fees billed for professional services rendered for the review and audits of our financial statements for fiscal year 2005 and 2006, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2005 and 2006, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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