Form 10-K/A
period 2007-06-30
NowAuto Group, Inc.
filed 2009-05-22
CIK 1285828

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at December 31, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Table of Contents

Part I	3
Item 1 - Description of Business	3
Item 2 - Description of Properties	10
Item 3 - Legal Proceedings	11
Item 4 - Submission of Matters to Vote of Security Holders	11

Part II	12
Item 5 - Market for Common Equity, Dividends, Related Stockholder Matters and Small Business issuer Purchases of Equity Securities	12
Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7 - Financial Statements	17
Item 7A - Notes to the Financial Statements	22

Part III	31
Item 8 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act	30
Item 9 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31
Item 10 - Certain Relationships and Related Transactions, and Directory Independence	32
Item 11- Principal Accountant Fees and Services	32

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

Employees

As of June 30, 2007, we had 26 full time employees. Twelve are operational including the Service Department, eleven are administrative support including collections, and three are executives. Our relationship with employees is generally considered to be good. Turnover rates are within acceptable limits.

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

Risk Factors

Going Concern - The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the years ended June 30, 2005 thru June 30, 2007.  This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Limited Assets and Operating History - We have no operating history as a finance company prior to the fiscal year ended June 30, 2005 and do not have nor expect to have, any significant assets other than the contracts that we originate. We give no assurance that our efforts to engage in the specialty finance business will be successful. As a business with a limited operating history, if we fail to establish a profitable business, compete effectively in our market, attract qualified employees, build an adequate infrastructure or enhance our technologies, we may not obtain or maintain profitability.

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

Geographic Concentration - Our specialty retailing operations are presently concentrated in the Phoenix, Arizona metropolitan area. An economic slow down or recession, a change in the regulatory or legal environment, natural disasters or other adverse conditions in the Phoenix metropolitan area could have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2 - Description of Properties

Our corporate offices at 2090 E. University are leased and consists of approximately 4,860 sq ft. All administrative staff is located here. The current lease has a $3,357 monthly payment and expires on September 30, 2009.

We currently operate 3 lots all located in the Phoenix area. All the properties are rented. This allows a certain flexibility when local markets change or relocate. A summary of the 3 properties is listed below.

➢	8241 W. Jefferson Avenue, Peoria, AZ has a capacity of 90 cars.
➢	814 N Scottsdale Rd, Tempe, AZ has a capacity of up to 20 cars.
➢	1366 W. Broadway, Mesa, AZ has a capacity of 45 cars..

Item 3 - Legal Proceedings

John Pappas
A former employee has sued NavicomGPS, Inc, NowAuto.com, Inc, and NowAuto, Inc. claiming that he was owed a bonus and other compensation with treble damages. NowAuto Group, Inc was not named. The employee obtained a summary judgment against the debtor companies in the amount of $137,858.83. This judgment was reflected in the statements for the Fiscal Year Ending June 30, 2007.

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

	High	Low
Fiscal 2007
Fourth Quarter	$0.14	$0.05
Third Quarter	$0.17	$0.13
Second Quarter	$0.18	$0.06
First Quarter	$0.23	$0.11

Fiscal 2006
Fourth Quarter	$0..84	$0.17
Third Quarter	$0.50	$0.30
Second Quarter	$1.07	$0.35
First Quarter	N/A	N/A

Holders

As of June 30, 2007, we had approximately 1,250 beneficial owners of record of our common stock.

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

Business Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. We generally sell 1999 and newer model-year used vehicles and provides financing for substantially all of our customers. Many of our customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2007, we had three stores, all of which are located in the State of Arizona.

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

Hiring, training and retaining qualified personnel are critical to our success. The number of trained managers we have at our disposal will limit the rate at which we add new stores. Excessive turnover, particularly at the store manager level, could impact our ability to add new stores. During the twelve months ended June 30, 2007 we added resources to train and develop personnel. We expect to continue to invest in the development of our workforce.

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

During the three months ended March 31, 2007, the Company experienced higher than normal increase in bad debt expense due to higher than normal repossessions. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to higher energy, fuel costs, and the troubled credit market adversely affected collection efforts and resulted in higher than normal vehicle repossessions during the quarter ended March 31, 2007. General and administrative expenses as a percentage of sales were 32% for the fiscal year ended June 30, 2007 versus 19% for the year ended June 30, 2007, due primarily to interest expense as the Company's debt facility (see Note 15). Interest expense increased from $79,454.96 in fiscal 2006 to $706,644.04 in fiscal 2007.(See Note 15). Furthermore, because the Company now retains its own contracts, it created a collections department thereby increasing financing expenses. The Company has also become more cost-effective in other areas, including banking charges down 80%, computer costs down 90%, liability insurance down 7%, and general office expenses down 11%.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	June 2007	June 2006
Accounts Receivable (net)	5,444,913	4,063,066
Inventory	530,056	624,898
Equipment	89,528	40,733
Goodwill	716,179	928,747
Accounts Payable	327,848	406,002
Taxes Payable	149,474	391,757

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

Liquidity and Capital Resources

During the twelve months ended June 30, 2006 the Company had investment equity infusions to shore up the lack of cash flow. The Company has not had any investments since September 30, 2005. Since the middle of August 2005 the Company has also kept most of its contracts as opposed to selling the contracts to third parties. This put a severe strain on the cash flow of the Company and made it difficult to pay normal overhead expenses on an ongoing basis. Without a source to finance or purchase the contracts the Company had cash sales from its weekly auction and monthly payments from its contracts receivable portfolio as its only cash flow. During the three month period ended March 31, 2006 the Company executed a finance agreement with an independent finance company to fund the Company's installment contracts. This is now and continues to be the Company’s primary source of cash.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are into materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Now Auto Inc as of June 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
September 28, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV89146 (702) 253-7499 Fax (702) 253-7501

NowAuto Group, Inc
Consolidated Balance Sheets

	June 30,	June 30,
	2007	2006
Assets

Current Assets
Cash	37,454	27,433
Accounts Receivable - Net	2,325,893	1,582,495
Inventory	530,056	624,898
Prepaid Expenses and Other Assets	69,233	189,046

	2,962,635	2,423,872

Long Term Notes Receivable	3,119,020	2,592,988
Equipment - Net	89,528	40,733

Goodwill and Intangibles	716,179	928,747

	6,887,363	5,986,340

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	327,848	406,002
Taxes Payable	149,474	391,757
Line of Credit	1,897,744	2,480,571
Accrued Payroll	49,282	56,303
Deferred Revenue	80,593
Other Loans	285,795	146,554

Total Current Liabilities	2,790,737	3,481,186

Long Term Notes Payable	3,740,015
Commitment	137,859

Total Liabilities	6,668,611	3,481,186

Stockholders' Equity
Common Stock, authorized 100,000,000 shares, $0.001 par value; Issued and outstanding June 30, 2006 - 8,157,661 shares;June 30, 2007 - 9,843,046 shares;	9,843	8,158

Paid in Capital	4,565,631	4,567,316

Retained Earnings/(Deficit)	(4,356,721)	(2,070,319)

Total Stockholder's Equity	218,752	2,505,154

	6,887,363	5,986,340

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2007	2006

Income
Vehicle & Finance Income	6,944,021	11,683,865

Cost of Goods Sold	4,209,205	7,988,305

Gross Profit/Loss	2,734,816	3,695,560

Gross Margin	39.4%	31.6%

Expenses
Selling and Financing Costs	2,433,916	941,335
General and Administrative	2,374,984	2,300,739
Write off of Reserves		213,887
Impairment of Goodwill	212,318	686,868

Profit before Income Taxes	(2,286,402)	(447,268)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	(2,286,402)	(447,268)

Earnings Per Share	(0.23)	(0.05)

Shares O/S	9,843,046	9,843,046

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Paid in	Subscriptions	Treasury	Accumulated	Total
	Shares	Amount	Capital	Receivable	Stock	Deficit	Equity

Balance June 30, 2005	8,157,662	8,157	3,523,116	0		(1,628,393)	1,902,880

Stock Scribed				1,005,500			1,005,500
Purchase of Global-E Investments	1,550,000	1,550	(1,550)				0
Stock for services	50,000	50	24,950				25,000
Stock for services	20,000	20	5,180				5,200
Common shares issued for cash	26,923	27	3,473				3,500
Common shares issued for cash	38,461	28	4,972				5,000
Subscribtions received			1,005,500	(1,005,500)
Net (Loss)						(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,832	4,565,641	0	0	(2,070,319)	2,505,154

Net Income (Loss)						(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,832	4,565,641	0	0	(4,356,721)	218,752

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2007	2006

Operating Activities

Net Income (Loss)	(2,286,402)	(441,926)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Common Stock for services		30,200
Depreciation/Amortization Expense	15,736	49,613
Changes in assets and liabilities
(Increase)/Decrease in Receivables	(238,098)	(2,578,828)
(Increase)/Decrease in Inventory	94,843	(288,512)
(Increase)/Decrease in Other Current Assets	24,413	(89,617)
(Decrease)/Increase in Accounts Payable	(71,660)	76,577
(Decrease)/Increase in Other Liabilities	(612,296)	342,067

Net Cash (Used) by Operating Activities	(3,073,463)	(2,900,427)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	(64,532)	(121,568)
(Increase)/Decrease in Long Term Notes Receivable	(1,037,825)	(1,649,125)
(Increase)/Decrease in Write off Reserves		213,887
(Increase)/Decrease in Impairment of Goodwill	307,967	686,868

	(794,389)	(869,939)

Financing Activities
(Decrease)/Increase in Stock Subscriptions Sold/Paid		1,005,500
(Decrease)/Increase in Bank loan	3,877,874	2,055,389

	3,877,874	3,060,889

Net Increase/(Decrease) in Cash	10,021	(709,477)

Cash, Beginning of Period	27,433	736,910

	37,454	27,433
Supplemental Information:
Stock for Services, 50,000 shares @ 0.05		25,000
Stock for Services, 20,000 shares @ 0.26		5,200
Period interest	216,071	79,445
Income Taxes paid	0	0

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

Note 4. PROPERTY AND EQUIPMENT

A summary of equipment and accumulated depreciation as follows:

	June 30,	June 30,
	2007	2006
Furniture, fixtures and Equipment	$39,713	$35,916
Leasehold improvements	56,987	2624
Computers & Software	15,767	9,396
Less accumulated depreciation	(22,939)	(7,203)
Net Equipment	$89,528	$40,733

Note 5. GOODWILL

During the fiscal year ending June 30, 2005, the Company purchased the rights to three used car lots and its subsidiary Navicom Corporation. Details of these purchases are in a subsequent note. The Company performed an analysis of its booked Goodwill compared to the present value of projected future profits for the next five years. Based on that analysis the recorded Goodwill will hold its value. The recorded Goodwill on June 30, 2007 and June 30, 2006 was as follows:

Year Ending June 30,	2007	2006
Goodwill	$716,179	$928,747

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

2.	Retaining qualified staff proved problematic resulting in higher than acceptable turnover especially at the management level.
3.	Profits were unpredictable.

This created an impairment of goodwill in the amount of $212,318.

As a result of this restatement, certain items are reclassified as Other Assets instead of Goodwill. The changes are as follows:

Description	2007		2006
	Before	After	Before	After
Prepaid Expense/Other Assets	$71,233	69,233	$95,646	189,046
Goodwill and Intangibles	714,179	716,179	1,022,147	928,747

There is no change to the Income Statement or Statement of Cash Flows.

Note 6. INCOME TAXES

The provision for income taxes for the fiscal years ended June 30, 2007 and 2006 were as follows below. A valuation account has been set up in the amount of the deferred asset.

Fiscal Year ended June 30,	2007	2006

Provision for income taxes:
Current taxes payable	$0	$0
Change in the deferred tax asset
(net of the valuation account)	0	0
Total	$0	$0

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

Item 8 - Controls and Procedures
The Company's management has evaluated the effectiveness of the design and operation of its financial and operating controls and procedures as of the end of the period covered by this annual report on Form 10-K, and based on their evaluation have concluded that these controls and procedures, while improved over last year, are not effective. Three major areas are listed below:

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

We can give no assurances that the measures we have taken to date, or any future measures we may take, will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal controls over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC

During the twelve months ended June 30, 2006 the Company made a number of improvements in the IT area including (i) hiring a seasoned chief accountant; (ii) installing new software programs specific to the Company's business; and (iii) improving operational reporting procedures and controls. During the twelve months ended June 30, 2007 the Company has continued to enhance and improve its business systems. While the Company's management believes improvements have been made, there is still work to be done to improve integration and control of data flow.

Part III

Item 9 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

Our executive officers are as follows:

Name	Age	Position with the Company
Scott Miller	47	Chief Executive Officer and Director
Theodore Valenzuela II	46	Chief Operations Officer
Faith Forbis	53	Chief Financial Officer

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

Item 12- Certain Relationships and Related Transactions, and Directory Independence

There are none.

Item 13 - Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2006 and 2007.

	Fiscal 2006	Fiscal 2007
Audit fees	$18,015	$17,500
Tax fees	0	0
Total fees	$18,015	$17,500

Audit fees - This category includes the aggregate fees billed for professional services rendered for the review and audits of our financial statements for fiscal year 2006 and 2007, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2006 and 2007, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

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
31.2        Rule 13a-14(a) certification
32.1        Rule Section 1350 certification

Exhibit Index

23.1. Consent of Independent Registered Public Accounting Firm
31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification

Copyright © 2008 QuoteMedia. All rights reserved. Terms of Use.
Market Data powered by QuoteMedia, www.quotemedia.com, SEC filings by 10kWizard

PART II
Other Information

Item 1.  Legal Proceedings
         None

Item 6.  Exhibits

31.1     Rule 13a-14(a) certification
31.2     Rule 13a-14(a) certification
32.1     Rule Section 1350 certification

Exhibit Index

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification