Form 10-K
period 2009-06-30
NowAuto Group, Inc.
filed 2009-10-19
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
Commission file number 000-50709

NOWAUTO GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada 77-0594821
(State or other jurisdiction of (I.R.S. Employer
Incorporation or organization) Identification No.)

4240 East Elwood Street, Phoenix, Arizona 85040
(Address of principal executive offices) (Zip Code)
Registrant's Telephone Number: (480) 431-0015
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act

COMMON STOCK
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐     Accelerated filer           ☐      Non-accelerated filer     ☐    Smaller reporting company  ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     ☐     Yes     ☒     No
State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $18,569 as of October 12, 2009.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of October 12, 2009 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

NowAuto Group, Inc
Table of Contents

Special Note Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Forward-looking statements are statements other than historical information or statements of current condition. Certain information included in this Annual Report on Form 10-K , and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans. In light of these risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Part I

Item 1 - Description of Business

History

NowAuto, Inc. was organized in the state of Nevada on August 19, 1998 under the name WH Holdings, Inc. On June 8, 2004 the name was changed to Automotive Capital Group, Inc and we increased our authorized common stock. On August 31, 2004 the name was changed to NowAuto, Inc.

NowAuto, Inc was purchased by Global-E Investments, Inc on July 22, 2005. Since Global-E was a non-operating company and the stockholders of NowAuto, Inc assumed majority control after the acquisition, the purchase was accounted for as a recapitalization in a reverse acquisition. This means that for legal purposes the continuing entity is Global-E Investments, Inc. but for historical accounting purposes the accounting records of NowAuto will be shown. Global-E Investments has since changed its name to NowAuto Group, Inc.

Business Model in Non-Prime Markets

We lease automobiles under sales type leases in the Buy Here/Pay Here (BH/PH) market to non-prime consumers. These consumers are individuals with challenged credit. While some consumers enter and exit this category, others stay there for life. They are there for one of three reasons:
1)	They have suffered a catastrophic financial event. Usually, this includes a major illness, divorce, or a period of unemployment. In the current economy, that also includes mortgage foreclosure.
2)	They fail to practice good financial judgment. This is usually due to lack of training or understanding of personal financial management.

3)	They have no established credit.

The Buy Here/Pay Here (BHPH) industry has existed for many years. We believe that this market has been underserved or at least inappropriately served in the past. Many competitors use a business model that tends to take unfair advantage of customers. We attempt to use a model that partners with the customer in order to keep them in their vehicle, assists them with repairing damaged credit, or teaches them better fiscal habits. This is accomplished in two ways:

1)
In the quarter ending June 30, 2008, we began reporting customer payment history to a major credit reporting service. This was an important step that required a great deal of preparation on our part. It was much anticipated by a number of existing customers and is expected to positively influence future sales.

2)
A starter-interrupt system is installed in every vehicle. This system prevents the vehicle from starting in the event that a payment is past due. It is incapable of affecting the vehicle during operation and therefore poses no risk to driver or passengers. The system also serves as a control of unauthorized use as a specific code is required in order to the start the vehicle. A flashing light will warn the customer four days before the payment is due. Customers are required to contact their Account Manager once a month for a new code to keep the system inactive. This greatly enhances communication between our customer base and us thus aiding in the partnering process.

Lending Processes

We originate all our own leases and thus control the credit application process, To complete this process, the customer is required to provide proof of residence, employment, and insurance as well as a valid driver’s license, and 8 personal references. Approval is based on a scoring system that takes into account the length of residency and employment, occupation, and other factors. In some cases, certain events in the customer’s credit history may be a factor. The scoring system also takes into account the age and value of the vehicle to determine our risk in the deal. Company policy also requires a review of the customer’s total income to car payment ratio to ensure that the customer can afford the vehicle.

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

Down payments are made in cash or, on rare occasions, with a trade in. Amounts are approximately 15% to 18% of the price of the vehicle depending on the perceived loan risk. Although approximately 60% of the down payment must be made upon taking possession of the vehicle, some customers are allowed up to 30 days to pay the remaining down payment. Terms are usually 36 to 39 months with either a monthly or semi monthly payment required. Interest rates range from 21.99% to 29.99%.

Monitoring and Managing Accounts

Communication is the key to our account maintenance and keeps us proactive rather than reactive. Through out the contract life, we advise our customers to keep in contact with their account manager. Each customer receives a welcoming letter and/or phone call. Our account managers are provided a certain amount of latitude in working with our customers including modifying payment dates or partial payments. The starter interrupt unit installed on each car requires each customer to call in once a month.

If an account falls behind, we will make every reasonable effort to keep the customer in the car if they maintain communication, exhibit a willingness to cooperate, and have the ability to make at least partial payments. There are a series of steps that are considered before a decision to repossess is made. A collection manager is responsible for making the repossession decision. This means that some vehicles are picked up very quickly if the customer is uncooperative. Under Arizona law, customers have 10 days in which to redeem their vehicle. In order to do so, they must pay a repossession fee, which generally will reimburse our cost of repossession and then they must bring their account current again.

We have recently experienced an increase in the number of vehicles that are voluntarily surrendered. It is believed that this is due to current economic conditions. The largest industry in the Phoenix area is construction, which has been deeply affected by the housing slump. As with delinquent accounts, we will make every reasonable effort to the keep the customer in the car.

The Executive Team takes a hands-on approach to monitoring accounts. They are committed to keeping customers in good cars. Status reports are generated and reviewed on a daily basis. Great effort is made to improve the accountability and ultimate success of the collection process.

Inventory

It is our experience that the success of a loan in this market is largely predicated on the condition of the vehicle as this directly affects their ability and motivation to make payments. This is as true at the end of the contract period as it is at the beginning. Therefore, great care and attention is given to repair and servicing of vehicles from the moment of acquisition to the end of the contract. Some inventory is purchased from wholesalers. These vehicles are purchased on terms similar to any other vendor. There is no flooring plan as we prefer to keep encumbrances to a minimum.

Inventory is also replenished through repossessions. These vehicles are inspected by our Service Department who are also responsible for any necessary repairs.

After a vehicle is sold, we will assist our customers with any repairs at the Service Department. We offer what we believe to be are below market labor rates, as well as financing for more expensive repairs. Currently, we warranty the vehicle for 500 miles or 15 days as required by State law.

Employees

As of June 30, 2009, we had thirty full time employees. Eighteen are operational including the Service Department, nine are administrative support including collections, and three are executives. Our relationship with employees is generally considered to be good. Turnover rates are within acceptable limits.

Regulation

The BH/PH industry is subject to regulation and licensing from various federal, state, and local governments. Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status. Management believes the Company is in compliance in all material respects with all applicable federal, state and local laws. The Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Item 1A - Risk Factors

The Company is subject to various risks, including the risks described below. The Company’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also impair our business and operations.

Risks Related to the Used Automotive Retail and Finance Industry

The Company may have a higher risk of delinquency and default than traditional lessors/lenders because it deals with credit-impaired lessees.

Substantially all of the Company’s contracts are made to individuals with challenged credit. Leases made to buyers who are restricted in their ability to obtain financing from traditional lessors/lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than leases made to buyers with better credit. Delinquency interrupts lease payments, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the lease is insufficient to cover the outstanding lease payments or the vehicle cannot be recovered. The Company’s profitability depends, in part, upon its ability to properly evaluate the creditworthiness of non-prime consumers and efficiently service such leases. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in leases made to non-prime consumers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If the Company experiences higher losses than anticipated, its financial condition, results of operations and business prospects could be materially and adversely affected.

A reduction in the availability or access to sources of inventory could adversely affect the Company’s business by increasing the costs of vehicles purchased.

The Company acquires vehicles primarily through wholesales, auctions, repossessions, and individuals. There can be no assurance that sufficient inventory will continue to be available to the Company or will be available at comparable costs that will be marketable. Any reduction in the availability of inventory or increases in the cost of vehicles could adversely affect our profit percentages as the Company focuses on keeping payments affordable to our customer base. The Company might have to absorb cost increases. The overall new car sales volumes in the United States have decreased dramatically in the last year and this could potentially have a significant negative effect on the supply of cars available to the Company in future periods.

The used automotive retail industry is highly competitive and fragmented, which could result in increased cost to the Company for vehicles and adverse price competition.

The Company competes principally with other independent BH/PH dealers, and to a lesser degree with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. The Company competes for both the purchase and resale of used vehicles. The Company’s competitors may sell the same or similar makes of vehicles that NowAuto Group offers in the same or similar markets at competitive prices. Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if any of the Company’s competitors seek to gain or retain market share by reducing prices for used vehicles, the Company would likely reduce its prices in order to remain competitive, which may result in a decrease in its sales and profitability and require a change in its operating strategies.

The used automotive retail industry operates in a highly regulated environment with significant attendant compliance costs and penalties for non-compliance.

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against the Company, or in a cease and desist order, which would cause us to incur costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.

The severe downturn in recent global economic and United States market conditions could have an adverse affect on the used automotive retail industry in the future and may have even greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer sentiment about the economy in general. The recent severe downturn and disruptions in global economic and market conditions have adversely affected consumer demand and/or increased the Company’s costs, resulting in lower profitability for the Company. Due to the Company’s focus on non-prime borrowers, its actual rate of delinquencies, repossessions and credit losses on loans could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general. The Company is unable to predict with certainty the future impact that the most recent global economic conditions will have on consumer demand in our markets or on the Company’s costs and delinquencies.

The recent volatility and disruption of the capital and credit markets, and adverse changes in the global economy, could have a negative impact on the Company’s ability to access the credit markets in the future and/or obtain credit on favorable terms.

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. While currently these conditions have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets. If the capital and credit markets continue to experience crises and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, to do so. This could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy its financial obligations and restrictive covenants under its credit facilities.

Risks Related to the Company

The Company’s business is geographically concentrated; therefore, the Company’s results of operations may be adversely affected by unfavorable conditions in its local markets.

The Company’s performance is subject to local economic, competitive, and other conditions prevailing in the area of operations. The Company provides financing in connection with the sale or lease of substantially all of its vehicles. The Company’s current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets. Any decline in the general economic conditions or decreased consumer spending in these markets may have a negative effect on the Company’s results of operations.

The Company’s business is dependent upon the efficient operation of its information systems.

The Company relies on its information system to mange its sales, inventory, consumer financing, and customer information effectively. The failure of the Company’s information system to perform as designed, or the failure to maintain and continually enhance or protect the integrity of these systems, could disrupt the Company’s business, impact sales and profitability, or expose the company to customer or third-party claims.

Changes in the availability of cost of capital and working capital financing could adversely affect the Company’s growth and business strategies.

The Company generates cash from income from continuing operations. The cash is primarily used to fund finance receivables growth, which have historically grown slightly faster than revenues. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to finance operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.

The Company’s growth is dependent upon the availability of suitable lot sites.

The Company leases all of the properties where its stores are located. If and when the Company decides to open new stores, or relocated existing ones, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s store base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

The Company’s business is subject to seasonal fluctuations

Our vehicle sales and finance business is seasonal in nature. The period November through mid January is historically the slowest period for vehicle sales. Many of our operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the period late January through May is historically the busiest time for vehicle sales as many of our customers use income tax refunds as down payment on the purchase of a vehicle. The hot summer months are also quite slow.

The Company’s Leverage

We are highly leveraged. Our debt is collateralized by our finance contracts and automobile inventory. Our substantial leverage could have adverse consequences, including (i) limiting our ability to obtain additional financing, (ii) requiring us to use substantial portions of operating cash flow to meet interest and principal repayment obligations, (iii) exposing us to interest rate fluctuations due to floating interest rates on certain borrowings, (iv) increasing our vulnerability to changes in general economic conditions and competitive pressures, and (v) limiting our ability to capitalize on potential growth opportunities.

We must Maintain Confidentiality

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

Performance Dependent on Executive Officers

Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially affect our business, results of operations and financial condition.

Dilution of Shareholder Ownership Interest

Holders of our common stock have no preemptive rights with respect to future issuances of common stock and accordingly, may not be able to maintain their current percentage ownership interest in us. Our articles of incorporation and applicable provisions of Nevada law provide that, under certain circumstance, we may issue authorized capital at the approval of our board of directors, and no shareholder vote or other form of shareholder approval is required to issue such capital. Consequently, we may issue shares of common stock in connection with future financings or acquisitions and any future such issuances will significantly dilute all current shareholders’ ownership percentage in us.

Section 404 of the Sarbanes-Oxley Act of 2002

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

Penny Stock Rules

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker/dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2009. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since our initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified accounting staff and the implementation of an Enterprise-wide and fully integrated software system. The Company continues to develop the Financing function whose focus includes, but is not limited to, improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. Subsequent to the date of this report, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

Management’s plans for dealing with adverse effects of conditions or events:

1.	Plans for disposal of assets or increase in equity ownership.

The Company has no current plans to either dispose of assets or increase equity ownership. Access to capital markets is strained under current conditions. Assets of the Company are largely inventory, accounts receivable and lease receivables. These assets are currently pledged as collateral for the Company’s line of credit and therefore will not be sold. The Company and its lender have modified loan arrangements as a result of current economic conditions and believes that additional modifications could be executed if the need arose; however, management has no current plans to further modify or restructure its debt. Lastly, the Company has made every effort to minimize its expenditures and expects to continue this practice.

There have been several inquiries into the sale of the Company’s public “shell.” Management has welcomed such inquiries; however, as of this date, no company has passed the Company’s due diligence requirements. There is no way of determining if sale of the shell could occur, particularly under current market conditions.

2.	Considerations.

(a) The Company’s primary assets are inventory (vehicles) and accounts receivable, all of which are pledged as collateral for the Company’s line of credit. Both the Company and its lender have repeatedly declined to sell the accounts receivable to a third party because most third party purchasers acquire only the top category of accounts, leaving only the lowest value of accounts for the Company. Furthermore, the size of the Company’s account receivable balance is too small to attract institutional investor interest.

As mentioned in item 1, the asset that has been marketed – albeit on a limited basis – is the public company “shell.” It is impossible for management to measure the marketability or value of the shell at this time.

The Company is unaware of any other restrictions on its assets other than the collateral pledge to the Company’s lender.

(b) Management sees no restrictions or other considerations that could adversely affect its existing debt. Alternative forms of borrowing, e.g., subordinated debt, factoring, sale-leaseback are either unacceptable to management (additional debt) or unavailable.

There are no restrictions under the Company’s current borrowing that restricts the Company from other borrowings in the future. However, there are limited institutions serving the Company’s market and most are currently in no position to expand beyond already existing borrowers. The Company receives regular inquiries from institutional lenders; however, terms and structure vary and generally are not as favorable as the Company’s current line of credit.

(c) The Company does not incur R&D expenditures. Leases are transacted rather than purchases. The Company maintains tight controls over expenditures (see Accounts Payable balances), even using just-in-time inventory management. The Company has heretofore refused to obtain “flooring” financing for inventory, believing that incurring debt for additional inventory is an unwise practice and has caused many independent dealerships to fail. The Company also recycles its inventory as a means to keep expenditures down.

(d) Access to the equity capital markets is not currently feasible for most micro and sub-micro cap stocks. Management’s approach has been to grow through operating capital and borrowing rather than to seek additional equity capital.

3.	Other Considerations

While the Company is relatively new, it has managed to continue to grow when many in its market have closed down or reduced their market exposure. Virtually the entire reason behind the losses has been the charge-off of defaulted loans. The Company has taken considerable steps to improve, i.e., reduce defaulted loans, including tighter credit requirements, hiring of more experienced collection staff, and improved IT systems. While management expects to continue to see a challenging market for the sub- and below sub-prime auto finance markets, management believes that it has captured market share (evidenced by double digit year-over-year sales growth from existing stores), improved collections, and created programs that emphasize maintaining contracts rather than simply charging them off. Management believes the effective control of bad debt expense will determine its profitability far more than any other single or combination of actions.

Item 2 - Description of Properties

Our corporate offices at 4240 E. Elwood Street, Phoenix, AZ. are leased and consists of approximately 4,860 sq ft. All administrative staff are located here. The current lease has a $8,000 monthly payment and expires on September 30, 2010.

We currently operate 3 lots all located in the Phoenix area. All the properties are rented. This allows a certain flexibility when local markets change or relocate. A summary of the 3 properties is listed below.

➢	3301 E Van Buren has a capacity of up to 90 cars. Monthly rents are $3800 and the lease expires on November 30, 2009
➢	2126 W Main, Mesa, AZ has a capacity of up to 20 cars Monthly rents are $2800 and the lease will renew on December 31, 2009.
➢	9810 N Cave Creek Rd, Phoenix, AZ has a capacity of up to 30 cars. Monthly rents are $3,057 and lease will renew on April 30, 2010.

Item 3 - Legal Proceedings

In the normal course of business we may become a defendant in various types of litigation. We know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Item 4 - Submission of Matters to Vote of Security Holders

No matters were submitted during our fourth quarter of the fiscal year covered by this report to a vote of our shareholders.

Part II

Item 5 - Market for Common Equity, Dividends, Related Stockholder Matters and Small Business issuer Purchases of Equity Securities

Market Information

Our stock first began trading in July of 2004 on the Pink Sheets under the symbol NWAU.PK. As a result of the merger in 2005 (see Item 1), our stock began trading on the OTC Bulletin Board under the symbol NAUG.BB. The reported high and low bid prices listed below are for the common stock reported for NAUG.BB for the periods indicated.

	High	Low

Fiscal 2009
Fourth Quarter	$0.0275	$0.004
Third Quarter	$0.0275	$0.005
Second Quarter	$0.012	$0.01
First Quarter	$0.035	$0.03

Fiscal 2008
Fourth Quarter	$0.08	$0.01
Third Quarter	$0.04	$0.01
Second Quarter	$0.07	$0.03
First Quarter	$0.08	$0.04

Holders

As of June 30, 2009, we had approximately 1,250 beneficial owners of record of our common stock.

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

Item 6 – Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K, and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Business Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. We generally sell 2000 and newer model-year used vehicles and provide financing for substantially all of our customers through sale-type leases. Many of our customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2009, we had three stores, all of which are located in the State of Arizona.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sell used vehicles, or independent used vehicle dealerships. We operate in the "Buy Here/Pay Here" (BH/PH) segment of the independent used vehicle sales and finance market. BH/PH dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. They typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans we finance are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

Our primary focus is on sales and collections. We are responsible for our own collections through our internal collection department, with the supervisory involvement of the corporate office. For the twelve months ended June 30, 2007 estimated credit losses as a percentage of contracts were increased substantially over the prior year. (See Note 10 – Restatement) In the past nine months we have implemented new and stricter underwriting criteria and more sophisticated risk analysis tools. While in the short term these measures contributed to higher credit losses, we believe that our loan portfolio will reflect higher quality loans that result in lower credit losses in the future. In addition, credit losses are impacted, to some degree, by economic conditions in the market in which we operate. In recent months, significant contraction in the local economy, particularly the construction industry, combined with the resulting increase in unemployment have had a negative affect on our market and business. While we believe that the most significant factor affecting credit losses is the proper execution of our business practices, we also believe that current economic conditions have had a negative impact on both sales and collection results.

Hiring, training and retaining qualified personnel are critical to our success. The number of trained managers we have at our disposal will limit the rate at which we add new stores and increase our loan portfolio. Excessive turnover, particularly at the manager level, could impact our ability to add new stores or acquire additional loans. We have added resources to train and develop personnel in the past and we expect to continue to make such investments in the future.

Fiscal Year Ended June 30, 2009 vs. Fiscal Year Ended June 30, 2008

Total revenues for the year ended June 30, 2009 were $5,411,708 versus revenue of $4,506,020 for the year ended June 30, 2008, an increase of $905,688 or 20.1%. The increase in total revenue was the result of increased sales-type lease activity driven by additional volume. This resulted in a 28.1% increase in sales-type lease activity in 2009 versus 2008. Finance income decreased by approximately $60,000 in 2009 versus 2008 or approximately 5.6%.

Our gross profit as a percentage of total revenues during the year ended June 30, 2009 was 45.4% versus 42.4% for the year ended June 30, 2008. During the year ended June 30, 2009, the Company installed a new enterprise-wide, fully integrated system that captures reconditioning costs more accurately and thus allows recuperation of those costs in the selling price of the vehicle.

Total operating expenses were 70.3% of total revenues for both of the years ended June 30, 2009 and 2008. While these expenses remained consistent as a percentage of total revenues, they increased by approximately $634,000 in 2009 versus 2008. We will continue to monitor these costs to determine areas where they may be reduced.

During the year ended June 30, 2009, we experienced higher than anticipated levels of bad debt expense due to higher than normal repossessions and voluntary surrenders. While we believe that proper execution of our business practices is the most significant factor affecting credit losses, we also believe that the general economic conditions, including but not limited to, rising unemployment and the troubled credit market adversely affected collections. While a number of changes have been made to our collection process, we expect that current economic conditions may continue for the near future and that higher than normal losses may be experienced. We will continue to monitor this situation and adjust our allowance for bad debt as is deemed necessary. On a year-over-year basis bad debt expense increased to approximately $1,445,000 in the year ended June 30, 2009, an increase of $155,000 over the prior year.

Interest expense has increased substantially as a result of an increase in our line of credit financing.

Financial Condition

The following sets forth some of our major balance sheet accounts as of the dates specified.

	June 2009	June 2008

Investments in sales-type leases	3,578,362	3,117,490
Inventory	148,295	414,515
Equipment	69,882	84,293
Accounts Payable	291,261	341,612
Line of credit	9,996,319	7,458,412

Inventory decreases are due to a sell off of old stock and increased sales. All Goodwill has been impaired as of June 30, 2007. (See Note10 in the accompanying financial statements) The decrease in Accounts Payable are due to improved controls on cash. The increase in accounts receivable and deferred revenue are due to the increased activity in sales-type leases.

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by $6,518,584 at June 30, 2009. At June 30, 2008 the Company's assets exceeded liabilities by $4,272,054. The deterioration in our financial condition at June 30, 2009 versus June 30, 2008 resulted primarily from our Net Loss during the twelve-month period.

Cash and cash equivalents at June 30, 2009 was approximately $41,000 versus cash of $33,000 at June 30, 2008. Our investment in sales-type leases increased by approximately $460,000 in 2009 versus 2008. As our contract terms are 36 to 39 months, we will be collecting on our investment in these leases over the next several years. Inventory of vehicles in 2009 was approximately $148,000 versus $415,000 in 2008, a decrease of $267,000. This decrease occurred because the Company liquidated at auction some of its slow moving vehicles, which accounted for approximately $70,000 of the reduction. The balance of the decrease is due to increases in sales and the Company’s position of not using a floor plan to carry extra inventory.

Net cash used in investing activities during the current year was approximately ($35,000), compared to net cash used in investing activities in fiscal 2008 of ($5,500), a $29,500 increase. The current year increase was due to additional purchases of property and equipment.

Net cash provided by financing activities during fiscal year ended June 30, 2009 was approximately $1,636,000 versus $967,000 for the fiscal year ended June 30, 2008. Almost all of this activity can be traced to the net activity in relation to the revolving credit agreement.

At June 30, 2009, the Company had a $9,996,319 line of credit balance under a $10.5 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at June 30, 2009). The line of credit agreement has two covenants (see Note 6 to the accompanying financial statements), neither of which the Company is in compliance with as of June 30, 2009. However, management believes they have a positive relationship with the independent finance company and does not expect any collection activity as a result of these defaults. The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s working capital position at year end and the projected cash requirements to fund operations, management estimates that the year-end cash balance of $40,610 will not be adequate to meet cash requirements and that additional draws will need to be made against the line of credit. Subsequent to June 30, 2009, the Company has been allowed to take additional draws under the revolving credit agreement to fund operations. We anticipate to be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.

Although management cannot assure that future operations will be profitable, or that additional debt and/or equity financing will be available, we believe our cash balances at year end, together with additional debt financing, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2010 and not obtained through additional debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the consolidated financial statements contained in Item 8 of this Form 10-K have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. We believe the most significant estimates made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for doubtful accounts, which is discussed below, as well as our revenue recognition policy as it relates to sales-type leases, and the carrying value of our inventory.

We maintain an allowance for doubtful accounts on an aggregate basis at a level we considers sufficient to cover estimated losses in the collection of our finance receivables. This reserve is currently accrued at 21.7% of the Receivables balance. The rate is periodically reviewed by management and changed to reflect current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to all factors and have made reasonable assumptions in determining the allowance for doubtful accounts.

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the critical accounting policies presented above as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidate financial statements. The Company’s Board of Directors has reviewed and approved the critical accounting policies identified.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 11 to the accompanying financial statements.

Item 7A - Quantitative And Qualitative Disclosures about Market Risk

As of June 30, 2006 we had obtained long term institutional financing in the form of collateral debt, and as such our earnings are impacted by interest paid. Interest rates charged by us on the vehicles we finance are fixed and are within lending rate regulations in the State of Arizona.

We generally finance vehicles on behalf of high-risk borrowers with poor credit histories. Portions of these loans become delinquent and require repossession of the vehicles. Changes in our delinquency rate caused by changes in economic conditions or other factors could increase our bad debt charge-offs and provision for losses that would adversely affect profitability. Moreover, increased credit losses could substantially reduce our working capital and limit operations.

Item 8 – Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
NowAuto Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of NowAuto Group, Inc. and Subsidiary as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NowAuto Group, Inc. and Subsidiary at June 30, 2009 and 2008, and the results of its operations, changes in stockholders’ equity (deficit), and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Semple, Marchal & Cooper, LLP
Certified Public Accountants

Phoenix, Arizona
October 16, 2009

NowAuto Group, Inc
Consolidated Balance Sheets
As of June 30, 2009 and 2008

	2009	2008
		(Restated)*
Assets

Cash and cash equivalents	$40,610	$32,508
Investment in sales-type leases, net	3,578,326	3,117,490
Inventory	148,295	414,515
Prepaid expenses	20,763	63,887
Equipment - net	69,882	84,293
Total assets	$3,857,876	$3,712,693

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$267,787	$341,612
Taxes payable	23,474	4,679
Line of credit	9,996,319	7,458,412
Accrued payroll	84,370	50,604
Other accrued expenses	4,510	129,440
Total liabilities	10,376,460	7,984,747

Commitments	-	-

Stockholders' Deficit
Common Stock, $0.001 par value 1,000,000,000 shares authorized; 9,843,046 shares issued as of June 30, 2009 and 2008; 9,383,046 and 9,443,046 shares outstanding as of June 30, 2009 and 2008, respectively	9,843	9,843
Paid in capital	4,649,931	4,649,931
Retained earnings/(deficit)	(11,150,859)	(8,919,328)
	(6,491,085)	(4,259,554)
Less: treasury stock, 460,000 and 400,000 shares at cost as of June 30, 2009 and 2008, respectively	(27,499)	(12,500)
Total stockholders' deficit	(6,518,584)	(4,272,054)

Total liabilities and stockholders' deficit	$3,857,876	$3,712,693

The accompanying notes are an integral part of these financial statements.

*As restated, see note 10

NowAuto Group, Inc
Consolidated Statements of Operations
For the Years Ended June 30, 2009 and 2008

	2009	2008
		(Restated)*
Revenue
Sales-type leases and other	$4,399,879	$3,434,406
Finance income	1,011,829	1,071,614
Total revenues	5,411,708	4,506,020

Cost of goods sold	2,952,747	2,594,045

Gross profit	2,458,961	1,911,975

Operating Expenses
Selling and financing costs	2,566,328	2,100,139
General and administrative	1,235,971	1,067,749

Loss From Operations	(1,343,338)	(1,255,913)

Interest expense	888,193	846,721

Net Loss	$(2,231,531)	$(2,102,634)

Loss per share - basic and diluted	$(0.24)	$(0.21)
Weighted average number of common shares outstanding - basic and diluted	9,403,101	9,832,087

The accompanying notes are an integral part of these financial statements.

*As restated, see note 10

NowAuto Group, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2009 and 2008

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2007, as previously reported	9,843,046	$9,832	$4,565,642	-	$(4,356,721)	$218,753

Restatement (see Note 10)	-	11	84,289	-	(2,459,973)	(2,375,673)

Balance June 30, 2007, as restated	9,843,046	9,843	4,649,931	-	(6,816,694)	(2,156,920)

Stock repurchase, 400,000 shares	-	-	-	(12,500)	-	(12,500)

Net loss, as restated (see Note 10)	-	-	-	-	(2,102,634)	(2,102,634)

Balance June 30, 2008, as restated	9,843,046	9,843	4,649,931	(12,500)	(8,919,328)	(4,272,054)

Stock repurchase, 60,000 shares	-	-	-	(14,999)	-	(14,999)
Net loss	-	-	-	-	(2,231,531)	(2,231,531)

Balance June 30, 2009	9,843,046	$9,843	$4,649,931	$(27,499)	$(11,150,859)	$(6,518,584)

NowAuto Group, Inc
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2009	2008
		(Restated)*
Operating Activities

Net Loss	$(2,231,531)	$(2,102,634)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities

Non-Cash Transactions
Depreciation expense	9,737	10,725
Loss on sale of fixed assets	39,933	-
Interest expense capitalized into principal	888,193	836,613
Provision for uncollectible receivables	373,704	111,756
Changes in assets and liabilities
Investment in sales-type leases	(834,540)	270,675
Inventory	266,220	78,794
Prepaid expenses	43,124	73,575
Accounts payable	(73,825)	103,623
Taxes payable	18,795	(119,032)
Other liabilities	(91,164)	(227,323)

Net cash used by Operating Activities	(1,591,354)	(963,228)

Investing Activities
Purchase of property and equipment	(35,259)	(5,490)

Net cash used in Investing Activities	(35,259)	(5,490)

Financing Activities
Principal payments on notes payable	-	(95,004)
Proceeds from line of credit	4,318,633	3,220,421
Principal payments on line of credit	(2,668,919)	(2,149,145)
Purchase of treasury stock	(14,999)	(12,500)

Net cash provided by Financing Activities	1,634,715	963,772

Net Increase/(Decrease) in Cash	8,102	(4,946)

Cash, Beginning of Period	32,508	37,454

Cash, End of Period	$40,610	$32,508

Supplemental Information:
Cash paid for interest	-	$(37,334)
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these financial statements
*See Note 10

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

NowAuto Group, Inc primarily leases vehicles in the Buy Here, Pay Here industry through the use of sales-type leases. Our customers are individuals with sub-prime credit histories. We currently operate primarily in the Phoenix, Arizona Metropolitan area.

NowAuto Group, Inc was originally formed as WH Holdings, Inc., a Nevada Corporation, on August 19, 1998. On June 8, 2004 the name was changed to Automotive Capital Group, Inc. and again changed on August 31, 2004 to NowAuto, Inc. NowAuto, Inc. was purchased by Global-E Investments, Inc. on July 22, 2005. Global-E Investments was a non-operating public shell. The stockholders of NowAuto, Inc. became the majority owners of Global-E Investments and as such, the transaction has been accounted for as a recapitalization of NowAuto, Inc. As such, all financial statements presented are the activity of NowAuto, Inc. Global-E Investments subsequently changed their name to NowAuto Group, Inc.

The Company also has a subsidiary, NavicomGPS, Inc. that was involved in the sales and installation of global positioning systems. However, this subsidiary has been largely inactive since approximately June of 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of NowAuto Group, Inc. and our subsidiary, NavicomGPS, Inc. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for doubtful accounts, the realization of deferred financing revenue, and the carrying value of inventory.

Concentration of Risk

We originate our contracts and provide financing in connection with the sale and/or lease of substantially all of our vehicles. Although we attempt to mitigate our exposure to credit risk through the use of employment checks, reference checks, proof of residence, and other procedures, failure of the customers to make scheduled payments under their lease contracts could have a material near term impact on our results of operations and financial condition. In addition, all of our financing is provided through our revolving credit agreement which is held by one privately controlled venture capital fund.

Periodically, we maintain cash in financial institutions in excess of the amounts insured by the federal government.

Cash Equivalents

We consider all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Inventory

Inventory consists of used vehicles and is valued at the lower of cost or market on a specific identification basis. Vehicles purchased at auction, or wholesale, are typically recorded at their purchase price. Repossessed vehicles are recorded at the lesser of their original cash value or their fair value, which is determined based upon the approximate wholesale value. Vehicle reconditioning costs are capitalized as a component of inventory. The cost of used vehicles sold is determined using the specific identification method.

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

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Length of the lease, typically 1 – 3 years

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying values of the impaired assets exceed the fair value of such assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Sales Tax

We pay sales taxes to local and state governmental agencies on vehicles sold and leased. For lease agreements, sales tax is paid when funds are received from the customer. Therefore, a liability is recorded for sales tax purposes in the period the lease is paid, and remitted as they are collected. For sales contracts, calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. We do not report the sales for tax purposes until the down payments are fully paid. This is compliant with industry standards and with most state and local tax codes.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We have adopted the provisions of FIN 48. As of June 30, 2009, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions.

Revenue Recognition

Sales-type leases

The Company’s financing agreements are classified as sales-type leases pursuant to the provisions of SFAS No. 13, Accounting for Leases. As such, revenues representing the sales price of the vehicles are recognized as income upon inception of the lease, with the resulting gross profit from the sales included in operations. Lease terms are typically for a period of 36 to 39 months with either monthly or bi-monthly payments.

The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as deferred revenue and amortized over the lease term. This deferred revenue represents the effective interest rate on the sales-type lease and ranges from approximately 19% to 29% per annum.

For the years ended June 30, 2009 and 2008, amortization of deferred revenue totaled $1,011,829 and $1,071,614, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance, and maintenance costs.

Repossessions

If the lessee ceases making payments pursuant to the lease terms and the decision is made by the Company to repossess the vehicle the lease is considered terminated. In such an event, the remaining balance of the lease is removed from the Investment in Sales-Type Leases, the repossessed vehicle is recorded as inventory at the lower of its original cost or its fair value at wholesale, and any resulting adjustment is charged to income during the period.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $99,671 and $69,953 for the quarters ended June 30, 2009 and 2008, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2009 and 2008, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). As of June 30, 2008 there were 36,750 warrants outstanding to purchase common stock at $0.25 per share and 34,125 warrants outstanding to purchase common stock at $0.40 per share that were not included in the calculation of diluted EPS as they were antidilutive. There were no warrants or options outstanding as of June 30, 2009.

Stock Option Plans

As of June 30, 2009 we had no employee stock ownership plan.

Allowance for Delinquent Leases

Provisions for losses on leases in default are charged to operations in amounts sufficient to maintain the allowance for delinquent leases at a level considered adequate to cover probable credit losses.

The Company established the allowance for delinquent leases based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, industry standards and other information in order to make the necessary judgments as to probable credit losses. Assumptions regarding probable credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above.

Note 2. Non-Classified Balance Sheet

We are a finance company, originating and financing all of our own leasing contracts. These contracts are 36 to 39 months in length. Therefore, our balance sheet is presented on a non-classified basis.

Note 3. Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2009:

	2009	2008
Total Minimum Lease Payments to be Received	$6,447,089	$5,186,036
Residual Value	260,050	131,400
Lease Carrying Value	6,707,139	5,317,436
Less: Allowance for Uncollectible Amounts	(1,487,901)	(1,114,497)
Less: Unearned Income	(1,640,912)	(1,085,449)
Net Investment in Sales-Type Leases	$3,578,326	$3,117,490

A schedule of future minimum lease payments for each of the next three years is as follows for the years ended June 30, 2009 and 2008:

Years Ending
June 30th	2009	2008

2009	$-	$2,904,180
2010	3,610,370	1,244,649
2011	1,547,301	1,037,207
2012	1,289,418	-
Total	$6,447,089	$5,186,036

Note 4.  Property and Equipment

A summary of equipment and accumulated depreciation as of June 30, 2009 and 2008 is as follows:

	2009	2008
Furniture, fixtures and equpment	$31,740	$41,622
Leasehold improvements	27,323	58,235
Computers and miscellaneous	47,964	18,100
	107,027	117,957
Less: accumulated depreciation	(37,145)	(33,664)
Net equipment	$69,882	$84,293

Note 5.  Income Taxes

The Company’s income tax expense for the years ended June 30, 2009 and 2008 differed from statutory rates as follows:

	2009	2008

Combined federal and state effective tax rate	40%	40%
Statutory rate applied to loss before income taxes	$(890,000)	$(840,000)
Change in valuation allowance	890,000	840,000
Income tax expense	$-	$-

The significant components of the Company’s deferred tax assets are as follows:

	2009	2008
Deferred tax assets
Net operating losses carryforward	$3,257,000	$2,367,000
Less: valuation allowance	(3,257,000)	(2,367,000)
Deferred tax assets	$-	$-

At June 30, 2009, the Company has incurred accumulated net operating losses totaling approximately $8,142,000, which are available to reduce federal and state taxable income in future years.

The losses expire as follows:

Year of Expiry
June 30,	Amount

2024	$4,000
2025	1,285,928
2026	303,219
2027	2,214,264
2028	2,102,634
2029	2,231,531
$8,141,576

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions.  The Company’s tax returns are subject to examinations by U.S. federal and state tax authorities, until their respective statute of limitations has run.  It is primarily subject to examinations by tax authorities for all taxation years commencing on or after 2003.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of June 30, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company is in arrears on filing its statutory income tax returns and has therefore estimated the expected amount of loss carry forwards available once the outstanding returns are filed.  The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Note 6. Contract Financing

As of June 30, 2009 the Company had a $10,500,000 revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our  credit limit was $3,000,000. This limit has been expanded by the lender to its current $10,500,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at June 30, 2009).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of June 30, 2009 we are not in compliance with either of these covenants, however we have a strong relationship with our lender and do not anticipate any problems as a result.

Note 7.  Stockholders' Equity

Common Stock

As of June 30, 2009 we have one class of stock authorized, which is our common stock. Our common stock has a par value of $0.001 and a total of 1,000,000,000 shares are authorized.

Currently we have no outstanding options or warrants, nor do we have any stock option plans.

Note 8.   Stock Options and Warrants

Currently we have no outstanding options or warrants.

Note 9.  Commitments and Contingencies

Facility Leases

We lease certain car lots and office facilities under various non-cancelable operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. As of June 30, 2009, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

Year	Amount
2010	$110,600
2011	$129,400
2012	$124,000
2013	$32,000

Note 10. Restatement of Prior Period

2007

The Consolidated Statement of Stockholder’s Equity shows a restatement of the financial statements as of June 30, 2007. This restatement occurs for the following reasons:

Impairment of goodwill	$716,179
Write-off of Navicom receivables and miscellaneous	$236,637
Increase of bad debt allowance	$1,350,143
Sales tax and miscellaneous adjustments	$72,714
Total	$2,375,673

As of June 30, 2007 we had reported $716,179 in goodwill. These were related primarily to two previous acquisitions; NavicomGPS, Inc and a Mesa car lot lease. We tested the goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  NavicomGPS, Inc. employees were all terminated within 90 days of June 30, 2006 and no material sales activity occurred after June 30, 2007.  As such, it was determined that the NavicomGPS, Inc. goodwill, in the approximate amount of $215,000, was fully impaired at June 30, 2007.  In addition, net assets of NavicomGPS, Inc. in the approximate amount of $236,000 were also abandoned.  In regards to the Mesa car lot lease, a major new car dealer had moved his location prior to June 30, 2007.  This significantly decreased the walk-in customer traffic our lot received as a benefit from their presence.  As a result, we were forced to abandon this location, and did so shortly after June 30, 2007.  Again, a review of the facts and circumstances provides that the goodwill associated with the Mesa lot, in the approximate amount of $496,000, was fully impaired as of June 30, 2007.

Further, we reviewed our allowance for doubtful accounts and determined that the allowance for credit losses had been understated.  A review of our credit history, status of individual contracts, industry standards on bad debt, and a review of the general economic conditions caused us to increase our reserve for losses to approximately 22% of our contracts receivable, or $1,350,143.  Lastly, we made adjustments to our sales tax payable and other miscellaneous accounts, which totaled approximately $72,000, and a reclassification of $84,000 of equity, which had been erroneously recorded into the accumulated deficit.

2008

The accompanying Consolidated Financial Statements for the year ended June 30, 2008 have also been restated.  The total effect was to increase the loss for the year then ended by approximately $386,000 for the adjustments as follows:

Increase of bad debt allowance	$111,756
Work-in-progress relief	$220,000
Sales tax and miscellaneous adjustments	$53,999
Total	$385,755

Effect of restatement on earnings per share	$(0.04)

The increase in the bad debt allowance was made for the reasons discussed above.  The work-in-progress relief arose because service work performed by our personnel that had been capitalized into inventory was not being properly relieved when the vehicles were sold.  Lastly, a correction was made to the sales tax payable as well as several other miscellaneous accounts.

Note 11.  The Effect of Recently Issued Accounting Standards

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS 157 “Fair Value Measurements”, which established how companies should measure fair value when they are required to use a fair value measure for recognition of disclosure purposes under GAAP. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of SFAS 157 are effective for the Company in July 2008. The Company has evaluated the implact of this Statement on our consolidated financial statements, and has determined that SFAS 157 does not have a material effect.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-1”). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of APB 14-1 will have a material impact on its financial position and results of operations.

In June 2008, the FASB reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

In October 2008, the FASB issued Staff Position No. EITF 08-9, “Milestones Method of Revenue Recognition” (“EITF 08-9”). EITF 08-9 addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The FASB staff could not reach agreement on transition of EITF 08-9. The Company is currently assessing the impact of EITF 08-9 on its financial position and results of operations.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165 “Subsequent Events”. This statement was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. This statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. This statement sets forth the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The provisions of SFAS No. 165 are effective for financial periods ending after June 15, 2009 and the Company has incorporated them into its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. This statement was issued to establish the FASB Accounting Standards Codification as the source of authoritative U.S. Generally Accepted Accounting Principles to be applied to nongovernmental entities. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual period ending after September 15, 2009. The Company is currently assessing the impact of SFAS No. 168 on it financial reporting.

Note 12. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2009. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified Accounting staff and the implementation of an Enterprise-wide and fully integrated software system. The Company has been and continues to develop the Financing function whose focus includes, but is not limited to improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. Subsequent to the date of this report, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

Note 13. Subsequent Events

Subsequent to June 30, 2009 the Company entered into an operating lease for corporate offices with vehicle servicing capacity in Phoenix, Arizona.  The 38 month lease commenced on October 1, 2009 and call for monthly payments of $8,000.

Subsequent events have been evaluated and disclosed through the date of this filing, which is the date these consolidated financial statements were issued.

Item 9 – Changes in and Disagreements with Accountants

On or about August 9, 2009, Michael Moore of Moore & Associates, Chartered contacted the Company to say that he had sold his audit practice to Seale and Beers, CPAs and was retiring from auditing altogether. Seale and Beers CPAs was created for the purpose of purchasing this business. They acquired all staff and accounts. We accepted the new firm as our new auditor in part because we were close to a reporting date. Within hours, we learned the truth that Mr. Moore was being deregistered by the PCAOB and sanctioned by the SEC. These announcements were made public on August 27th. Therefore, the Company was required to re-audit the year ending June 30, 2008. Seale and Beers CPAs soon learned what the PCAOB already knew that the staff and other resources acquired was not adequate enough to properly service all the accounts. As a result, Seale and Beers withdrew from a number of audit engagements. They withdrew from NowAuto Group’s engagement on September 8th.

Prior to these events, the Company was considering a possible restatement of Goodwill and Bad Debt Reserve. At no time was there ever a dispute with any auditor, though there were many discussions and a number of differing opinions offered. The Company ultimately took a conservative approach. The year ending June 30, 2008 and the Balance Sheet of June 30, 2007 has been re-audited. As previously stated, all Goodwill has been fully impaired. The reserve for Bad Debt has been increased by $1,082,006, much higher than the $650,000 originally suggested. This accrual does not reflect management’s opinion that losses will be substantial higher in the future nor does anyone believe that the Bad Debt record in 2008 and 2009 was understated. The reserve was simply too low.

NowAuto Group has initiated legal action against Moore & Associated Chartered.

Item 9A - Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)    MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weakness, as described below.

We have not assessed our control environment or entity-level controls. Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

We have not tested the operating effectiveness of our controls over financial reporting. During our review process we created and implemented new controls and procedures. However due to time and staff constraints, we did not test our controls over financial reporting in accordance with COSO standards. Since we have not completely tested our controls, we have determined that our controls over financial reporting were ineffective.

The Company did not maintain a sufficient complement of personnel to analyze, review, and monitor the impairment of goodwill. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the impairment of goodwill.
The Company did not maintain a sufficient complement of personnel to analyze, review, and monitor the allowance for doubtful accounts. As a result, the Company did not prepare adequate contemporaneous documentation that would provide a sufficient basis for an effective evaluation and review of the allowance for doubtful accounts.

These material weaknesses resulted in errors in the preliminary June 30, 2009 consolidated financial statements, led to a restatement of prior period financial statements, and present more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The Company is in the process of developing and implementing a remediation plan to address the material weaknesses as described above.

The Company has taken the following actions to improve internal control over financial reporting:

During the remaining period through the year ending June 30, 2010, we will enhance our risk assessment, internal control design and documentation and develop a plan for testing in accordance with COSO standards.

In light of the aforementioned material weakness, management conducted a thorough review of all       significant or non-routine adjustments for the year ended June 30, 2009.  As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2009 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

ITEM 9B. OTHER INFORMATION
None

Part III

Item 10 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

Our executive officers are as follows:

Name	Age	Position with the Company
Scott Miller	49	Chief Executive Officer and Director
Theodore Valenzuela II	48	Chief Operations Officer
Faith Forbis	55	Chief Financial Officer

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

Involvement in certain legal proceeding

Other than as disclosed in this annual report under Item 3 – Legal Proceedings, none of our officers or director has been involved in a legal proceeding requiring disclosure in the last five years.

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

Item 11 – Executive Compensation

Scott Miller, CEO entered into an agreement with us on January 20, 2005 for $250,000 as a retention bonus. This agreement has now been fulfilled. Currently, Mr. Miller receives a salary of $260,000 per year. He drives a company-owned vehicle most of the time as does other Company management. Theodore Valenzuela serves as the COO. He receives an annual salary of $128,000 plus a commission. Faith Forbis was appointed CFO on July 1, 2006. She receives an annual salary of $75,000. There is no stock option plan or any other form of equity compensation.

Director’s Compensation

Our director does not receive any compensation for service as a member of the board of directors.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No one, including officers and director owns more than a 5% share of common stock outstanding.

Item 13 - Certain Relationships and Related Transactions, and Directory Independence

There are none.

Item 14 - Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2008 and 2009.

	Fiscal 2009	Fiscal 2008
Audit fees	$30,500	$40,620
Tax fees	0	0
Total fees	$30,500	$40,620

Audit fees – This category includes the aggregate fees billed for professional services rendered for the review and audits of our financial statements for fiscal year 2008 and 2009, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during fiscal 2008 and 2009, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Tax fees – this category includes the aggregate fees billed in each of the last two fiscal year for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

Item 15 - Exhibits

23.1.	Consent of Independent Registered Public Accounting Firm
31.1.	Rule 13a-14(a) certification
31.2.	Rule 13a-14(a) certification
32.1.	Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date: October 16, 2009	By:	/s/ Scott Miller
Scott Miller
Chief Executive Officer

NOW AUTO GROUP, INC.

Date: October 16, 2009	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer, Principle Accounting Officer