Form 10-Q
period 2009-09-30
NowAuto Group, Inc.
filed 2009-11-16
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009
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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☒ No

State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $184,427 as of November 16, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of November 16, 2009 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
Assets
Assets
Cash and Cash Equivalents	$33,120	$40,610
Investment in Sales-type Leases - Net	3,970,724	3,578,326
Inventory	102,443	148,295
Prepaid Expenses	59,560	20,763
Equipment - net	53,778	69,882

Total Assets	$4,219,625	$3,857,876

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts Payable	$337,158	$267,787
Line of Credit	10,730,265	9,996,319
Accrued Payroll	77,793	84,370
Other Liabilities	35,695	27,984

Total Liabilities	11,180,911	10,376,460

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value;
September 30, 2009 - 9,843,046 shares issued; less 400,000 Treasury stock for 9,383,046 shares outstanding
June 30, 2008 - 9,843,046 shares issued:
less 400,000 Treasury stock
for 9,383,046 shares outstanding	9,843	9,843
Treasury Stock	(27,499)	(27,499)
Paid in Capital	4,649,931	4,649,931
Retained Earnings/(Deficit)	(11,593,561)	(11,150,859)

Total Stockholder's Deficit	(6,961,286)	(6,518,584)

Total Liabilities and Stockholder's Deficit	$4,219,625	$3,872,876

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	Quarter	Quarter
	Ended	Ended
	September 30,	September 30,
	2009	2008

Income
Sales-type leases and other	$1,146,232	$831,724
Finance Income	280,395	274,502
Total revenue	1,426,627	1,106,226

Cost of Goods Sold	692,487	779,253

Gross Profit/Loss	734,140	326,973

Gross Margin Percent	51.5%	34.5%

Expenses
Selling and Financing Costs	517,939	471,892
General and Administrative	407,207	278,228

Loss from Operations	(191,006)	(368,147)

Interest Expense	251,696	222,677

Net Loss	$(442,702)	$(590,824)

Basic and Diluted Loss per Share	$(0.05)	$(0.06)
Weighted Average Number of Common Shares O/S	9,383,046	9,443,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statement of Stockholders' (Deficit)

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2008	9,843,046	$9,843	$4,649,931	$(12,500)	$(8,919,328)	$(4,272,054)

Stock repurchase, 60,000 shares				(14,999)		(14,999)
Net Loss					(2,231,531)	(2,231,531)
Balance June 30, 2009	9,843,046	$9,843	$4,649,931	$(27,499)	$(11,150,859)	$(6,518,584)
Net Loss					(442,702)	(442,702)
Balance September 30, 2009	9,843,046	$9,843	$4,649,931	$(27,499)	$(11,593,561)	$(6,961,286)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	3 Months	3 Months
	Ended	Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Operating Activities
Net Loss	$(442,702)	$(590,824)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities
Significant Non-Cash Transactions
Depreciation/Amortization Expense	6,118	2,681
Loss on disposal of fixed assets	14,691	0
Interest expense capitalized into principal	251,696	222,677
Provision for uncollectible receivables	201,706	0
Changes in assets and liabilities
Investment in sales-type leases	(594,104)	41,993
Inventory	45,852	141,579
Prepaid expenses	(38,797)	12,450
Accounts payable	69,371	(133,718)
Other liabilities	1,135	(46,120)

Net cash used in operating activities	(485,034)	(349,282)

Investing Activities
Purchase of Fixed Assets	(4,705)	(25,326)

Net Cash provided by (used in) Investing Activities	(4,705)	(25,326)

Financing Activities
Proceeds from line of credit	1,361,390	956,493
Principal payments on line of credit	(879,141)	(585,718)

Net cash provided by Financing Activities	482,249	370,775

Net Decrease in Cash	(7,490)	(3,833)

Cash, Beginning of Period	40,610	32,508

Cash, End of Period	$33,120	$28,675

Supplemental Information:
Period interest	$	$
Income Taxes paid	$	$

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

General

The accompanying condensed balance sheet as of June 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of September 30, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

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

Cash Equivalents

We consider all highly liquid instruments purchased with maturities of three months or less to be cash equivalents.

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

We have adopted the provisions of FIN 48. As of September 30, 2009, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions.

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

For the three months ended September 30, 2009 and 2008, amortization of deferred revenue totaled $280,395 and $274,502, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $22,776 and $30,827 for the quarters ended September 30, 2009 and 2008, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128). Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2009 and 2008, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). As of June 30, 2008 there were 36,750 warrants outstanding to purchase common stock at $0.25 per share and 34,125 warrants outstanding to purchase common stock at $0.40 per share that were not included in the calculation of diluted EPS as they were antidilutive.  There were no warrants or options outstanding as of September 30, 2009.

Stock Option Plans

As of September 30, 2009 we had no employee stock ownership plan.

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

Note 3.  Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases:
	September 30,	June 30,
	2009	2009
Total Minimum Lease Payment to be Received	$7,158,740	$6,447,089
Residual Value	317,400	260,050
Lease Carrying Value	7,476,140	6,707,139
Less: Allowance for Uncollectible Amounts	(1,689,607)	(1,487,901)
Less: Unearned Income	(1,815,809)	(1,640,912)
Net Investment in Sales-Type Leases	$3,970,724	$3,578,326

A schedule of future minimum lease payments for each of the next three years is as follows:

Years Ending	September 30,	June 30,

2010	4,008,894	3,610,370
2011	1,718,098	1,547,301
2012	1,431,748	1,289,418
Total	7,158,740	6,447,089

Note 4.  Property and Equipment

A summary of equipment and accumulated depreciation as follows:

	September 30, 2009	June 30, 2009
Furniture, fixtures and equipment	$45,558	$31,740
Leasehold improvements	3,448	27,323
Computers and miscellaneous	48,451	47,964
	97,457	107,027
Less: accumulated depreciation	(43,679)	(37,145)
	$53,778	$69,882

Note 5.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	September 30,	June 30,
	2009	2009
Deferred tax assets
Net operating losses carryforward	$3,433,700	$3,257,000
Less: valuation allowance	(3,433,700)	(3,257,000)
Deferred tax assets	$0	$0

At September 30, 2009, the Company has incurred accumulated net operating losses totaling approximately 8,584,300, which are available to reduce federal and state taxable income in future years.

Note 6. Contract Financing

As of September 30, 2009 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $11,500,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at September 30, 2009).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of September 30, 2009 we are not in compliance with either of these covenants, however we have a strong relationship with our lender and do not anticipate any problems as a result.

Note 7.  The Effect of Recently Issued Accounting Standards

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes the FASB Accounting Standards CodificationTM (“ASC”) as the single source of authoritative US GAAP, organized by topic, and creates a new referencing system to identify authoritative guidance such that references to SFAS, EITF, etc. will no longer be valid. The Codification does not create any new GAAP standards. In addition, the Securities and Exchange Commission (“SEC”) rules and releases will remain as sources of authoritative US GAAP for SEC registrants. The standard is effective for the Company’s first quarter of fiscal 2010 and did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which changes the analysis required to determine controlling interest in variable interest entities and requires additional disclosures regarding a company’s involvement with such entities. The standard, which is effective beginning the Company’s fiscal year 2011, is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of qualifying special purpose entities, limits the number of financial assets and liabilities that qualify for derecognition, and requires additional disclosures. The standard, which is effective beginning the Company’s fiscal year 2011, is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard is effective for the Company’s second quarter of fiscal 2010.  The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

In April 2009, the FASB issued authoritative guidance which requires disclosure about fair value of financial instruments in interim financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The standard, which is effective beginning the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued authoritative guidance which delayed the effective date of the fair value measurement guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed as fair value in the financial statements on a recurring basis (at least annually). The standard, which is effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes the requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard requires acquisition costs be expensed instead of capitalized as was required under prior purchase accounting standards and also establishes disclosure requirements for business combinations. The standard, which is effective beginning in the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which changes the accounting and reporting for minority interests, which are now termed “non-controlling interests.” The standard requires non-controlling interests to be presented as a separate component of equity and requires the amount of net income attributable to the parent and to the non-controlling interest to be separately identified on the consolidated statement of operations. The standard, which is effective for the Company’s first quarter of fiscal 2010, did not have a material impact on the Company’s consolidated financial.

Note 8. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2009. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified Accounting staff and the implementation of an enterprise-wide and fully integrated software system. The Company has been and continues to develop the financing function whose focus includes, but is not limited to improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. On the date of this report, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

A detailed discussion of management’s plans for dealing with this issue is in the Company’s annual report of Form 10-K for the year ended June 30, 2009.

Note 9. Subsequent Events

On September 30, 2009 the Company entered into an operating lease for corporate offices with vehicle servicing capacity in Phoenix, Arizona.  The 38 month lease commenced on October 1, 2009 and calls for monthly payments of $8,000.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2009 the Company had three stores, all of which are located in the State of Arizona.

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

The Company's primary focus is on sales and collections. The Company is responsible for its own collections through its internal collection department with supervisory involvement of the corporate office. In the past year the Company implemented new and stricter underwriting criteria at the store level. In addition the Company implemented stricter contract criteria, which in the short term, resulted in higher repossessions and charge-off accounts. In addition, credit losses are also imparted, to some degree, by economic conditions in the markets in which the Company serves. In recent months, adverse economic conditions have had a negative impact on collection results. While the Company believes the most significant factor affecting credit losses is the proper execution (or lack therefore) of its business practices, the Company also believes that current economic conditions have had a negative impact on its operations and results.

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

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Total revenue for the quarter ended September 30, 2009 was $1,426,627 versus revenue of $1,106,226 for the quarter ended September 30, 2008. While average sales price per unit declined from approximately $9,300 to $8,900, volume increased by 38%. The Company has been able to purchase units at significantly better prices and therefore are able to offer a lower sales price. Also, our customer base has increased due to the current economy. People who would normally make purchases in the prime market, can’t get financing and are forced into our market.

The Company's gross profit as a percentage of sales during the quarter ending September 30, 2009 was 51.5% vs. 34.5% for the quarter ended September 30, 2008. There are two reasons for the increase. The first is better capture and recovery of costs in the sales price. Account losses during the quarter ending September 30, 2009 have declined from previous quarters thus increasing interest earnings on active accounts.

During the quarter ended September 30, 2009 the Company experienced lower than normal bad debt expense. Bad debt expense for the quarter ended September 30, 2009 improved 73% from the year earlier quarter. The Company believes the improvement in bad debt expense for the quarter is due to, among other things, stricter underwriting criteria and improved collection practices. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and may result in higher than normal account losses for the foreseeable future. General and Administrative expenses increased over the prior year to 28.5% of revenue due primarily to increased costs for labor, health insurance, asset disposal, and professional fees.

Total operating expenses were 64.8% of total revenues for the quarter ended September 30, 2009 versus 67.8% for the quarter ended September 30, 2008. The change is because revenues have increased faster than costs.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	September 30,	June 30,
	2009	2009

Investments in Sale-type leases, net	$3,970,724	$3,578,326
Inventory	102,443	148,295
Equipment	53,778	69,882
Accounts Payable	337,158	267,787

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $7,000,000 as of September 30, 2009. The deterioration in our financial condition was primarily the result of our net loss during the operating period.

Cash and cash equivalents at September 30, 2009 were approximately $33,000. Our investment in sales-type leases increased by approximately $392,000 during the quarter ended September 30, 2009.  As our contract terms are 36 to 39 months, we will be collecting on our investment in these leases over the next several years.  Inventory of vehicles on September 30, 2009 was approximately $102,000 versus $148,000 on June 30, 2009, a decrease of $46,000.  The decrease is due to increases in sales and the Company’s position of not using a floor plan to carry extra inventory.

Net cash used in investing activities during the current quarter was approximately $5,000, compared to net cash used in investing activities in the quarter ended September 30, 2008 of $25,000. The current quarter decrease was primarily due to a reduction in the purchase of office equipment. Net cash provided by financing activities during the three months ended September 30, 2009 was approximately $482,000 versus approximately $370,000 for the three months ended September 30, 2008. This activity is a result of the revolving credit agreement.

At September 30, 2009, the Company had approximately a $10.7 million line of credit balance under a $11.5 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at September 30, 2009).  The line of credit agreement has two covenants (see Note 6 to the accompanying financial statements), neither of which the Company is in compliance with as of September 30, 2009.  However, management believes they have a positive relationship with the independent finance company and does not expect any collection activity as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to September 30, 2009, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.

Although management cannot assure that future operations will be profitable, or that additional debt and/or equity financing will be available, we believe our current cash balance, together with additional debt financing, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2010 and not obtained through additional debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the condensed consolidated financial statements contained in Item 1 of this Form 10-Q have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accountants issued a going concern opinion on the consolidated financial statements of the Company for the year ended June 30, 2009.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 11 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of June 30, 2009.  Notwithstanding the existence of the material weakness identified as of June 30, 2009, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described above, as more fully discussed in the Form 10-K filing for the year ended June 30, 2009.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2009 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

Item 1a.  Risk Factors

No additional significant risk factors have been identified beyond those discussed in the Form 10-K filing for the year ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

OTHER INFORMATION

None

Exhibits

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date: Novemeber 16, 2009	By:	/s/ Scott Miller,
Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date: Novemeber 16, 2009	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer, Principle Accounting Officer