Form 10-K/A
period 2008-06-30
NowAuto Group, Inc.
filed 2009-12-18
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
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
As of June 30, 2008 there were 9,843,046 shares of common stock outstanding.

This filing is an abbreviated amendment of the Form 10-K for the Fiscal Year Ended June 30, 2008. It’s purpose is to restate Item 9A and Item 15 along with the certifications and signatures.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted a material weakness, as described below.

➢	While the Company does have skilled accounting staff, the number of staff is not adequate to achieve division of duties as a control.
➢	We are currently using multiple nonintegrated software applications, some of which are lacking adequate security.
➢	There is a risk surrounding the safeguarding of assets, namely cash payments made by customers.
➢
We have not assessed our control environment or entity-level controls. Due to time and staff constraints, we did not perform an assessment of our control environment or entity-level controls in accordance with COSO standards.

➢
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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

(c) REMEDIATION
Plans are already underway to convert into a different system. A fully integrated, midrange industry specific system has been selected. Subsequent to the date of this report, final negotiates were completed and a conversion schedule was set to begin the third week of October 2008. The new system offers significantly higher levels of security and control of cash receipts. Additional resources will allocated as time and money allows to address the staffing, control assessment, and control testing.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Managements’ report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 15 - Exhibits

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
12/17/09		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
12/17/09		Faith Forbis
Chief Financial Officer, Principle Accounting Officer