Form 10-Q/A
period 2008-12-31
NowAuto Group, Inc.
filed 2009-12-18
CIK 1285828

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

4240 E Elwood, Phoenix, Arizona 85040

(address of principal executive offices, including zip code)

(602) 431-0015

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

The purpose of this restatement is to add a signature page at the end and revise Item 4 on Controls and Procedures

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

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

NowAuto Group, Inc
Condensed Consolidated Stockholders' Equity
(Restated)

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2005	$8,157,662	$8,157	$3,523,116	$0	$(1,628,393)	$1,902,880

Stock Subscribed						0
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923	27	3,473			3,500
Common shares issued for cash	38,461	38	4,962			5,000
Subscribtions received			1,005,500
Net (Loss)					(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	(2,070,319)	1,499,654

Net Loss					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	(4,356,721)	(786,748)

Treasury Stock Receivable				(6,500)		(6,500)
Net Loss					(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	(6,500)	(6,073,599)	(2,510,126)

Treasury Stock Receivable				(11,000)		(11,000)
Net Loss					(1,138,040)	(1,138,040)
Balance December 31, 2008	$9,843,046	$9,842	$4,565,631	$(17,500)	$(7,211,639)	$(3,659,166)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	6 Months	6 Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
	(Restated)
Operating Activities

Net Income (Loss)	$(1,138,040)	$(804,367)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Depreciation/Amortization Expense	5,951	5,362
(Increase)/Decrease in Receivables	(1,099,880)	(74,717)
(Increase)/Decrease in Inventory	301,506	(232,373)
(Increase)/Decrease in Other Current Assets	38,062	8,879
(Decrease)/Increase in Accounts Payable	267,344	28,196
(Decrease)/Increase in Other Liabilities	0	348,832

Net Cash Provided by Operating Activities	(487,017)	84,179

Net cash provided by operating activities	(1,625,057)	(720,188)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	0	(3,677)
(Increase)/Decrease in Long Term Notes Receivable	0	18,442
Disposal of Assets	9,961	0

Net Cash provided by (used in) Investing Activities	9,961	14,765

Financing Activities
(Decrease)/Increase in Deferred Revenue	287,355	0
Proceeds from issuance of debt	1,353,635	767,210
(Decrease)/Increase in Commitment	0	(86,859)
(Decrease)/Increase in Treasury Stock	(11,000)	0

Net cash provided by Financing Activities	1,629,990	680,351

Net Increase/(Decrease) in Cash	14,893	(25,072)

Cash, Beginning of Period	32,461	66,786

Cash, End of Period	$47,354	$41,714

Supplemental Information:
Period interest	222,677	229,068
Income Taxes paid	0	0

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

Item 4. Controls and Procedures

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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

 A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2008, the Company determined that there were control deficiencies that constituted material weakness, as described below.

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

During the quarter ending December 31, 2008, we converted into a new fully integrated, enterprise-wide software system specific to the BH/PH industry. This new system offers a solution for all departments including the one that previously had none. Most transactions are now recorded automatically instead of manually. As part of the conversion process, policies and procedures are reviewed and altered to fit the new system and to improve internal controls. The new system also improves control over cash payments made by customers. Management believes that this conversion will be a very beneficial one in that it will improve our ability to capture costs and recover them in the sales price of the vehicle. It has also solved two of the material weaknesses in internal controls as previously identified in the Form 10-K for the fiscal year ended June 30, 2008. Additional resources will allocated as time and money allows to address the staffing, control assessment, and control testing.

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