Form 10-Q/A
period 2009-03-31
NowAuto Group, Inc.
filed 2009-12-18
CIK 1285828

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at March 31, 2009
Common Stock, par value $0.001 per share	9,843,046

The purpose of this restatement is to add a signature page at the end and revise Item 4 on Controls and Procedures

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$32,959	$32,508
Accounts Receivable - Net	3,332,923	2,742,067
Inventory	292,608	665,338
Prepaid Expenses	20,635	44,071

Total Current Assets	3,679,124	3,483,984

Long Term Notes Receivable	3,996,589	3,375,008
Equipment - Net	68,219	84,293
Goodwill	716,179	716,179

Total Assets	$8,460,111	$7,659,464

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$297,267	$431,307
Taxes Payable	457,517	8,877
Line of Credit	2,494,609	2,102,490
Accrued Payroll	58,673	50,604
Deferred Revenue	1,523,173	1,085,449
Other Loans	19,205	129,440

Total Current Liabilities	4,850,444	3,808,168

Long Term Notes Payable	6,774,947	5,355,922
Commitment	0	0
Total Liabilities	11,625,390	9,164,090

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; Issued and Outstanding
March 31, 2009 - 9,843,046 shares; less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares; less 400,000 Treasury stock	9,842	9,842
Treasury Stock	(27,499)	(6,500)
Paid in Capital	4,565,631	4,565,631
Retained Earnings/(Deficit)	(7,713,254)	(6,073,599)

Total Stockholder's Deficit	(3,165,280)	(1,504,626)

Total Liabilities and Stockholder's Deficit	$8,460,111	$7,659,464

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations

	3 Months	3 Months	9 months	9 months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Income
Vehicle & Finance Income	$1,338,673	$1,300,443	$3,806,549	$3,450,631

Cost of Goods Sold	712,262	720,797	2,283,520	1,791,826

Gross Profit/Loss	626,411	579,645	1,523,029	1,658,805

Gross Margin	46.8%	44.6%	40.0%	48.1%

Expenses
Selling and Financing Costs	645,281	451,817	1,642,963	1,400,762
General and Administrative	270,074	252,185	863,020	740,127

Loss before Interest and Tax	(288,945)	(124,357)	(982,955)	(482,084)

Interest	212,670	220,125	656,699	665,264
Provision for Income Tax	0	0	0	0

Net Loss	$(501,616)	$(344,482)	$(1,639,655)	$(1,147,348)

Earnings Per Share	(0.05)	(0.03)	(0.17)	(0.12)
Weighted Average Number of Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Stockholders' Equity

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2005	8,157,662	$8,157	$3,523,116	$0	$(1,628,393)	$1,902,880

Stock Subscribed						0
Purchase of Global-E Investments	1,550,000	1,550	(1,550)			0
Stock for services	50,000	50	24,950			25,000
Stock for services	20,000	20	5,180			5,200
Common shares issued for cash	26,923	27	3,473			3,500
Common shares issued for cash	38,461	38	4,962			5,000
Subscribtions received			1,005,500
Net (Loss)					(441,926)	(441,926)
Balance, June 30, 2006	9,843,046	9,842	4,565,631	0	(2,070,319)	1,499,654

Net Loss					(2,286,402)	(2,286,402)
Balance June 30, 2007	9,843,046	9,842	4,565,631	0	(4,356,721)	(786,748)

Treasury Stock Receivable				(6,500)		(6,500)
Net Loss					(1,716,878)	(1,716,878)
Balance June 30, 2008	9,843,046	9,842	4,565,631	(6,500)	(6,073,599)	(2,510,126)

Treasury Stock Receivable				(20,999)		(20,999)
Net Loss					(1,639,655)	(1,639,655)
Balance March 31, 2009	9,843,046	$9,842	$4,565,631	$(27,499)	$(7,713,254)	$(4,170,780)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities

Net Income (Loss)	$(1,639,654)	$(1,147,366)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities
Depreciation/Amortization Expense	7,233	8,044
(Increase)/Decrease in Receivables	(579,365)	(264,459)
(Increase)/Decrease in Inventory	372,464	(165,563)
(Increase)/Decrease in Other Current Assets	24,579	21,952
(Decrease)/Increase in Accounts Payable	(248,527)	62,267
(Decrease)/Increase in Other Liabilities	448,640	735,875

Net Cash Provided by Operating Activities	25,024	398,116

Net cash used in operating activities	(1,614,629)	(749,250)

Investing Activities
(Increase)/Decrease in Purchase of Fixed Assets	0	(5,490)
(Increase)/Decrease in Long Term Notes Receivable	(621,581)	(265,791)
Disposal of Assets	8,841	0

Net Cash provided by (used in) Investing Activities	(612,740)	(271,281)

Financing Activities
(Decrease)/Increase in Line of Credit	392,118	0
Proceeds from issuance of debt	1,856,748	1,110,721
(Decrease)/Increase in Commitment	0	(112,359)
(Decrease)/Increase in Treasury Stock	(20,999)	0

Net cash provided by Financing Activities	2,227,868	998,362

Net Increase/(Decrease) in Cash	498	(22,169)

Cash, Beginning of Period	32,461	37,454

Cash, End of Period	$32,959	$15,285

Supplemental Information:
Period interest	$212,670	$220,125
Income Taxes paid	$0	$0

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

Item 4T.  Controls and Procedures

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of June 30, 2009.  Notwithstanding the existence of the material weakness identified as of March 31, 2008, management has concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

 (b)    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described in Form 10-Q/A for the quarter ended December 31, 2008.

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
Faith Forbis
Chief Financial Officer, Principle Accounting Officer