Form 10-K/A
period 2009-06-30
NowAuto Group, Inc.
filed 2009-12-18
CIK 1285828

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
☐ Yes ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

If an account falls behind, we will make every reasonable effort to the keep the customer in the car if they maintain communication, exhibit a willingness to cooperate, and have the ability to make at least partial payments. There are a series of steps that are considered before a decision to repossess is made. A collection manager is responsible for making the repossession decision. This means that some vehicles are picked up very quickly if the customer is uncooperative. Under Arizona law, customers have 10 days in which to redeem their vehicle. In order to do so, they must pay a repossession fee, which generally will reimburse our cost of repossession and then they must bring their account current again.

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

Business Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. We generally sell 2000 and newer model-year used vehicles and provides financing for substantially all of our customers through sale-type leases. Many of our customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2009, we had three stores, all of which are located in the State of Arizona.

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

Item 8 – Financial Statements

NowAuto Group, Inc
Consolidated Balance Sheets
As of June 30, 2009 and 2008

	2009	2008
		(Restated)*

Assets
Cash and cash equivalents	$40,610	$32,508
Investment in sales-type leases, net	3,578,326	3,117,490
Inventory	148,295	414,515
Prepaid expenses	20,763	63,887
Equipment - net	69,882	84,293
Total assets	$3,857,876	$3,712,693

Liabilities and Stockholders' Equity (Deficit)

Accounts payable	$267,787	$341,612
Taxes payable	23,474	4,679
Line of credit	9,996,319	7,458,412
Accrued payroll	84,370	50,604
Other accrued expenses	4,510	129,440
Total liabilities	10,376,460	7,984,747

Commitments	-	-

Stockholders' Deficit
Common Stock, $0.001 par value 1,000,000,000 shares authorized; 9,843,046 shares issued as of June 30, 2009 and 2008; 9,383,046 and 9,443,046 shares outstanding as of June 30, 2009and 2008, respectively	9,843	9,843
Paid in capital	4,649,931	4,649,931
Retained earnings/(deficit)	(11,150,859)	(8,919,328)
	(6,491,085)	(4,259,554)
Less: treasury stock, 460,000 and 400,000 shares at cost as of June 30, 2009 and 2008, respectively	(27,499)	(12,500)
Total stockholders' deficit	(6,518,584)	(4,272,054)
Total liabilities and stockholders' deficit	$3,857,876	$3,712,693

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

*As restated, see note 10

NowAuto Group, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended June 30, 2009 and 2008

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2007, as previously reported	9,843,046	$9,832	$4,565,642	-	$(4,356,721)	$218,753

Restatement (see Note 10)	-	11	84,289	-	(2,459,973)	(2,375,673)

Balance June 30, 2007, as restated	9,843,046	9,843	4,649,931	-	(6,816,694)	(2,156,920)

Stock repurchase, 400,000 shares	-	-	-	(12,500)	-	(12,500)

Net loss, as restated (see Note 10)	-	-	-	-	(2,102,634)	(2,102,634)

Balance June 30, 2008, as restated	9,843,046	9,843	4,649,931	(12,500)	(8,919,328)	(4,272,054)

Stock repurchase, 60,000 shares	-	-	-	(14,999)	-	(14,999)
Net loss	-	-	-	-	(2,231,531)	(2,231,531)

Balance June 30, 2009	9,843,046	$9,843	$4,649,931	$(27,499)	$(11,150,859)	$(6,518,584)

NowAuto Group, Inc
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2009 and 2008

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2009	2008
		(Restated)*
Operating Activities

Net Loss	(2,231,531)	(2,102,634)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities

Non-Cash Transactions
Depreciation expense	9,737	10,725
Loss on sale of fixed assets	39,933	-
Interest expense capitalized into principal	888,193	836,613
Provision for uncollectible receivables	373,704	111,756
Changes in assets and liabilities
Investment in sales-type leases	(834,540)	270,675
Inventory	266,220	78,794
Prepaid expenses	43,124	73,575
Accounts payable	(73,825)	103,623
Taxes payable	18,795	(119,032)
Other liabilities	(91,164)	(227,323)

Net cash used by Operating Activities	(1,591,354)	(963,228)

Investing Activities
Purchase of property and equipment	(35,259)	(5,490)

Net cash used in Investing Activities	(35,259)	(5,490)

Financing Activities
Principal payments on notes payable	-	(95,004)
Proceeds from line of credit	4,318,633	3,220,421
Principal payments on line of credit	(2,668,919)	(2,149,145)
Purchase of treasury stock	(14,999)	(12,500)

Net cash provided by Financing Activities	1,634,715	963,772

Net Increase/(Decrease) in Cash	8,102	(4,946)

Cash, Beginning of Period	32,508	37,454

Cash, End of Period	40,610	32,508

Supplemental Information:
Cash paid for interest	-	(37,334)
Cash paid for income taxes	-	-

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

Note 3. Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2009:

	2009	2008
Total Minimum Lease Payments to be
Received	$6,447,089	$5,186,036
Residual Value	260,050	131,400
Lease Carrying Value	6,707,139	5,317,436
Less: Allowance for Uncollectible Amounts	(1,487,901)	(1,114,497)
Less: Unearned Income	(1,640,912)	(1,085,449)
Net Investment in Sales-Type Leases	$3,578,326	$3,117,490

A schedule of future minimum lease payments for each of the next three years is as follows for the years ended June 30, 2009 and 2008:

Years Ending
June 30th	2009	2008

2009	$-	$2,904,180
2010	3,610,370	1,244,649
2011	1,547,301	1,037,207
2012	1,289,418	-
Total	$6,447,089	$5,186,036

Note 4.  Property and Equipment

A summary of equipment and accumulated depreciation as of June 30, 2009 and 2008 is as follows:

	2009	2008
Furniture, fixtures and equpment	$31,740	$41,622
Leasehold improvements	27,323	58,235
Computers and miscellaneous	47,964	18,100
	107,027	117,957
Less: accumulated depreciation	(37,145)	(33,664)
Net equipment	$69,882	$84,293

Note 5.  Income Taxes

The Company’s income tax expense for the years ended June 30, 2009 and 2008 differed from statutory rates as follows:

	2009	2008

Combined federal and state effective tax rate	40%	40%
Statutory rate applied to loss before income taxes	$(890,000)	$(840,000)
Change in valuation allowance	890,000	840,000
Income tax expense	-	-

The significant components of the Company’s deferred tax assets are as follows:

	2009	2008
Deferred tax assets
Net operating losses carryforward	$3,257,000	$2,367,000
Less: valuation allowance	$(3,257,000)	$(2,367,000)
Deferred tax assets	$-	$-

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

Note 6. Contract Financing

As of June 30, 2009 the Company had a $10,500,000 revolving credit agreement with a private equity fund. The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle. The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal). The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender as to its current $10,500,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at June 30, 2009).

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

As of June 30, 2007 we had reported $716,179 in goodwill. These were related primarily to two previous acquisitions; NavicomGPS, Inc and a Mesa car lot lease. We tested the goodwill for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. NavicomGPS, Inc. employees were all terminated within 90 days of June 30, 2007 and no material sales activity occurred after June 30, 2007. As such, it was determined that the NavicomGPS, Inc. goodwill, in the approximate amount of $215,000, was fully impaired at June 30, 2007. In addition, net assets of NavicomGPS, Inc. in the approximate amount of $236,000 were also abandoned. In regards to the Mesa car lot lease, a major new car dealer had moved his location prior to June 30, 2007. This significantly decreased the walk-in customer traffic our lot received as a benefit from their presence. As a result, we were forced to abandon this location, and did so shortly after June 30, 2007. Again, a review of the facts and circumstances provides that the goodwill associated with the Mesa lot, in the approximate amount of $496,000, was fully impaired as of June 30, 2007.

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

➢
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