Form 10-Q
period 2009-12-31
NowAuto Group, Inc.
filed 2010-02-22
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009
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
    ☐    Yes   ☒     No
State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $184,661 as of February 16, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of February 16, 2010 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

	December 301	June 30,
	2009	2009
	(unaudited)	(audited)
Assets
Current Assets
Cash and Cash Equivalents	$55,373	40,610
Investment in sales-type leases, net	4,280,796	3,578,326
Inventory	81,875	148,295
Prepaid Expenses	60,884	20,763
Equipment - net	49,101	69,882

Total Assets	$4,528,029	3,857,876

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts Payable	$421,970	267,787
Line of Credit	11,471,100	9,996,319
Accrued Payroll	113,307	84,370
Other Liabilities	5,606	27,984

Total Liabilities	12,011,983	10,376,460

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; Issued and Outstanding
December 31, 2009 and June 30, 2009 - 9,843,046 shares issued;
9,383,046 shares outstanding	9,843	9,843
Less Treasury Stock, 460,000 shares at cost	(27,499)	(27,499)
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(12,116,229)	(11,150,859)

Total Stockholders' Deficit	(7,483,954)	(6,518,584)

Total Liabilities and Stockholders' Deficit	$4,528,029	3,857,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)	As Restated	(Unaudited)	As Restated
Income
Sales-type leases and other	$1,185,780	$1,123,178	2,332,012	$1,954,902
Finance Income	295,761	238,472	576,156	512,974
Total revenue	1,481,541	1,361,650	2,908,168	2,467,876

Cost of Goods Sold	682,143	847,005	1,374,630	1,571,258

Gross Profit	799,398	514,645	1,533,538	896,618

Gross Margin	54.0%	37.8%	52.7%	36.3%

Expenses
Selling and Financing Costs	603,614	525,790	1,121,553	997,682
General and Administrative	461,461	314,717	868,668	592,946

Loss from Operations	(265,677)	(325,862)	(456,683)	(694,010)

Interest Expense	256,991	221,352	508,687	444,029

Net Loss	$(522,668)	$(547,214)	(965,370)	$(1,138,039)

Basic and Diluted Loss per Share	$(0.06)	$(0.06)	$(0.10)	$(0.12)
Weighted Average Number of
Common Shares Outstanding	9,383,046	9,402,046	9,383,046	9,423,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Changes in Stockholders' Deficit

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2008	9,843,046	$9,843	$4,649,931	$(12,500)	$(8,919,328)	$(4,272,054)

Stock repurchase, 60,000 shares				(14,999)		(14,999)
Net Loss					(2,231,531)	(2,231,531)
Balance June 30, 2009	9,843,046	9,843	4,649,931	(27,499)	(11,150,859)	(6,518,584)

Net Loss (Unaudited)					(965,370)	(965,370)
Balance September 30, 2009 (Unaudited)	9,843,046	$9,843	$4,649,931	$(27,499)	$(12,116,229)	$(7,483,954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	6 Months	6 Months
	Ended	Ended
	December 31,	December 31,
	2009	2008
		(As restated)
Operating Activities

Net Loss	$(965,370)	$(1,138,039)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	10,795	5,951
Loss on disposal of fixed assets	14,691	39,933
Interest expense capitalized into principal	508,687	443,930
Provision for uncollectible receivables	(230,974)	43,266
Changes in assets and liabilities
Investment in sales-type leases	(471,496)	(479,752)
Inventory	66,420	302,322
Prepaid expenses	(40,121)	22,907
Accounts payable	154,183	(91,486)
Other liabilities	6,559	(2,918)
	18,744	284,153
Net cash used in operating activities	(946,626)	(853,886)

Investing Activities
Purchase of Fixed Assets	(4,705)	(29,973)

Net Cash provided by (used in) Investing Activities	(4,705)	(29,973)

Financing Activities
Proceeds from line of credit	2,755,335	2,053,291
Principal payments on line of credit	(1,789,241)	(1,143,586)
Purchase in Treasury Stock	-	(11,000)

Net cash provided by Financing Activities	966,094	898,705

Net Increase in Cash	14,763	14,846

Cash, Beginning of Period	40,610	32,508

Cash, End of Period	$55,373	$47,354

Supplemental Information:
Period interest	$-	$99
Income Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

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

General

The accompanying condensed consolidated balance sheet as of June 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of December 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

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

Furniture, fixtures and equipment	3 to 7 years
Leasehold improvements	Length of the lease, typically 1 to 3 years

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply in the years in which these temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

We have adopted the provisions of Accounting Standards Codification 740-10. As of December 31, 2009, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions.

Revenue Recognition

Sales-type leases

The Company’s financing agreements are classified as sales-type leases pursuant to the provisions of Accounting Standards Codification - 840, Accounting for Leases. As such, revenues representing the sales price of the vehicles are recognized as income upon inception of the lease, with the resulting gross profit from the sales included in operations. Lease terms are typically for a period of 36 to 39 months with either monthly or bi-monthly payments.

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

For the three months ended December 31, 2009 and 2008, amortization of deferred revenue totaled $295,761 and $238,472, respectively. For the six months ended December 31, 2009 and 2008, the total is $576,156 and $512,974 respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $17,414 and $13,742 for the quarters ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2009 and 2008, the total is $40,190 and $44,469 respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Accounting Standards Codification - 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2009 and 2008, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  There were no warrants or options outstanding as of December 31, 2009.

Stock Option Plans

As of December 31, 2009 we had no employee stock ownership plan.

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

Note 3.  Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases:

	December 31,	June 30,
	2009	2009
	(Unaudited)
Total Minimum Lease Payment to be Received	$7,063,921	$6,447,089
Residual Value	348,700	260,050
Lease Carrying Value	7,412,621	6,707,139
Less: Allowance for Uncollectible Amounts	(1,256,927)	(1,487,901)
Less: Unearned Income	(1,874,898)	(1,640,912)
Net Investment in Sales-Type Leases	$4,280,796	$3,578,326

A schedule of future minimum lease payments for each of the next three years is as follows:

Years Ending	December 31, 2009	June 30, 2009
	(Unaudited)
2010	$3,995,796	$3,610,370
2011	1,695,341	1,547,301
2012	1,412,784	1,289,418
Total	7,063,921	6,447,089

Note 4.  Property and Equipment

A summary of equipment and accumulated depreciation is as follows:

	December 31, 2009	June 30, 2009
	(Unaudited)
Furniture, fixtures and equipment	$45,558	$31,740
Leasehold improvements	3,448	27,323
Computers and miscellaneous	47,321	47,964
	96,327	107,027
Less: accumulated depreciation	(47,226)	(37,145)
	$49,101	$69,882

Note 5.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	December 31,	June 30,
	2009	2009
	(Unaudited)
Deferred tax assets
Net operating losses carryforward	$3,640,000	$3,257,000
Less: valuation allowance	(3,640,000)	(3,257,000)
Deferred tax assets	$-	$-

At December 31, 2009, the Company has incurred accumulated net operating losses totaling approximately 9,100,000, which are available to reduce federal and state taxable income in future years.

Note 6. Contract Financing

As of December 31, 2009 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $12,000,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at December 31, 2009).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of December 31, 2009 we are not in compliance with either of these covenants, however we have a strong relationship with our lender and do not anticipate any problems as a result.

Note 7.  The Effect of Recently Issued Accounting Standards

Recent Accounting Pronouncements

The company does not expect the adoption of any accounting pronouncements issued since those disclosed in the company’s annual report on Form 10-K for the year ended June 30, 2009 to have a significant impact on the company’s results of operations, financial position or cash flow.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2009 the Company had three stores, all of which are located in the State of Arizona.

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

Three Months and Six Months Ended December 31, 2009 vs. Three Months and Six Months Ended December 31, 2008

Total revenue for the quarter ended December 31, 2009 was $1,481,541 versus revenue of $1,361,650 for the quarter ended December 31, 2008. Total revenue for the six months ended December 31, 2009 and 2008 totaled $2,908,168 and $2,467,876 respectively. For the three month ended December 31, 2009 and 2008, average sales price per unit declined from approximately $9,700 to $7,600 while volume increased only 2%. The Company has been able to purchase units at significantly better prices and therefore are able to offer a lower sales price. Our customer base has increased due to the current economy increasing volume in prior periods. However, the seasonal downturn has kept volume constant.

The Company's gross profit as a percentage of sales during the quarter ending December 31, 2009 was 54.7% vs. 37.8% for the quarter ended December 31, 2008. There are two reasons for the increase. The first is better capture and recovery of costs in the sales price. Account losses during the quarter ending December 31, 2009 have declined from previous quarters thus increasing interest earnings on active accounts.

During the quarter ended December 31, 2009 the Company experienced a slight increase in bad accounts of approximately 5% from the previous year. However, bad debt losses for the six months ended December 31, 2009 improved 20% from the previous year and is still below normal. The Company believes the improvement in bad debt losses is due to, among other things, stricter underwriting criteria and improved collection practices. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and may result in higher than normal account losses for the foreseeable future. General and Administrative expenses as a percentage of revenue for the three months ended December 31, 2009 increased over the prior year to 31.3% of revenue due primarily to increased costs for labor, health insurance, and professional fees.

Total operating expenses were 71.9% of total revenues for the quarter ended December 31, 2009 versus 61.7% for the quarter ended December 31, 2008. Most of the change is due to increased labor cost including increased staff as well as health insurance and professional fees as stated previously.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	December 31,	June 30,
	2009	2009
	(Unaudited)

Investments in Sale-type leases, net	$4,280,796	$3,578,326
Inventory	81,875	148,295
Equipment	49,101	69,882
Accounts Payable	421,970	267,787

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $7,500,000 as of December 31, 2009. The deterioration in our financial condition was primarily the result of our net loss during the operating period.

Cash and cash equivalents at December 31, 2009 were approximately $55,000. Our investment in sales-type leases increased by approximately $702,000 during the six months ended December 31, 2009.  As our contract terms are 36 to 39 months, we will be collecting on our investment in these leases over the next several years.  Inventory of vehicles on December 31, 2009 was approximately $82,000 versus $148,000 on June 30, 2009, a decrease of $66,000.  The decrease is due to increases in sales and the Company’s position of not using a floor plan to carry extra inventory.

Net cash used in investing activities during the current period was approximately $5,000, compared to net cash used in investing activities in the six months ended December 31, 2008 of $30,000. The current period decrease was primarily due to a reduction in the purchase of office equipment. Net cash provided by financing activities during the six months ended December 31, 2009 was approximately $966,000 versus approximately $899,000 for the six months ended December 31, 2008. This activity is a result of the revolving credit agreement.

At December 31, 2009, the Company had approximately a $11.5 million line of credit balance under a $12 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at December 31, 2009).  The line of credit agreement has two covenants (see Note 6 to the accompanying financial statements), neither of which the Company is in compliance with as of December 31, 2009.  However, management believes they have a positive relationship with the independent finance company and does not expect any collection activity as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to December 31, 2009, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.

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

We maintain an allowance for doubtful accounts on an aggregate basis at a level we considers sufficient to cover estimated losses in the collection of our finance receivables. This reserve is currently accrued at 33% of revenue that results from financed sales or leases. The rate is periodically reviewed by management and changed to reflect current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to all factors and have made reasonable assumptions in determining the allowance for doubtful accounts.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 7 to the accompanying financial statements.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of December 31, 2009 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

Item 1a.  Risk Factors

No additional significant risk factors have been identified beyond those discussed in the Form 10-K filing for the year ended June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Exhibits

3.1. Consent of Independent Registered Public Accounting Firm
31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
2/19/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
2/19/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer