Form 10-K/A
period 2008-06-30
NowAuto Group, Inc.
filed 2010-03-16
CIK 1285828

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

This filing is an abbreviated amendment of the Form 10-K for the Fiscal Year Ended June 30, 2008. It’s purpose is to restate in Item 9A.

Item 9A - Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Due to these material weaknesses, management concluded that our internal control over financial reporting was not effective as of June 30, 2008. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, out internal control over financial reporting.

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
3/9/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
3/9/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer