Form 10-Q/A
period 2008-09-30
NowAuto Group, Inc.
filed 2010-03-16
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
Commission file number 000-50709

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
As of September 30, 2008 there were 9,843,046 shares of common stock outstanding.

This filing is an abbreviated amendment of the Form 10-Q for the Period Ended September 30, 2008. It’s purpose is to restate Item 9A along with the certifications and signatures.

Item 9A - Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described in Form 10-K/A for the year ended June 30, 2008.

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
3/9/2010		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
3/9/2010		Faith Forbis
Chief Financial Officer, Principle Accounting Officer