Form 10-Q/A
period 2008-12-31
NowAuto Group, Inc.
filed 2010-03-16
CIK 1285828

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

This filing is an abbreviated amendment of the Form 10-Q for the period ending December 31, 2008. It's purpose is to correct dates in Item 9A.

Item 4. Controls and Procedures

a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
 The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

During the quarter ending December 31, 2008, there were substantial changes in our internal control over financial reporting we converted into a new fully integrated, enterprise-wide software system specific to the BH/PH industry. This new system offers a solution for all departments including the one that previously had none. Most transactions are now recorded automatically instead of manually. As part of the conversion process, policies and procedures are reviewed and altered to fit the new system and to improve internal controls. The new system also improves control over cash payments made by customers. Management believes that this conversion will be a very beneficial one in that it will improve our ability to capture costs and recover them in the sales price of the vehicle. It has also solved two of the material weaknesses in internal controls as previously identified in the Form 10-K for the fiscal year ended June 30, 2008. Additional resources will allocated as time and money allows to address the staffing, control assessment, and control testing.

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