Form 10-Q/A
period 2009-03-31
NowAuto Group, Inc.
filed 2010-03-16
CIK 1285828

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

This filing is an abbreviated amendment of the Form 10-Q for the period ending March 31, 2009.  It's purpose is to correct dates in Item 9A.

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of December 31, 2008.  Notwithstanding the existence of the material weakness identified as of March 31, 2009, management has concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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