Form 10-Q
period 2010-03-31
NowAuto Group, Inc.
filed 2010-05-17
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 X QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010
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
___ Yes X No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
____ Yes X No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ___ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ___     Accelerated filer           ___      Non-accelerated filer     ___     Smaller reporting company  X_
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     ___     Yes     X      No
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

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

Assets
	March 31,	June 30,
	2010	2009
	(unaudited)	(audited)
Assets
Cash and Cash Equivalents	$58,126	40,610
Investment in sales-type leases, net	4,434,804	3,578,326
Inventory	87,367	148,295
Prepaid Expenses	57,802	20,763
Equipment - net	44,641	69,882
Total Assets	$4,682,740	3,857,876

Liabilities and Stockholders' Deficit
Liabilities
Accounts Payable	$421,109	267,787
Line of Credit	12,040,071	9,996,319
Accrued Payroll	91,570	84,370
Other Liabilities	5,359	27,984
Total Liabilities	12,558,109	10,376,460

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares
$0.001 par value; Issued and Outstanding
March 31, 2010 and June 30, 2009 - 9,843,046 shares issued;
9,383,046 shares outstanding	9,843	9,843
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(12,507,644)	(11,150,859)

Less: treasury stock, 460,000 shares at cost as
of March 31, 2010 and June 30, 2009
respectively	(27,499)	(27,499)
Total Stockholders' Deficit	(7,875,369)	(6,518,584)

Total Liabilities and Stockholders' Deficit	$4,682,740	3,857,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
		As Restated		As Restated
Income
Sales-type leases and other	$959,942	$1,094,550	3,291,954	$3,049,452
Finance Income	301,272	244,123	877,428	757,097
Total revenue	1,261,214	1,338,673	4,169,382	3,806,549

Cost of Goods Sold	478,175	712,262	1,852,805	2,283,520

Gross Profit	783,039	626,411	2,316,577	1,523,029

Gross Margin	62.1%	46.8%	55.6%	40.0%

Expenses
Selling and Financing Costs	510,843	645,281	1,632,396	1,642,963
General and Administrative	400,408	270,074	1,269,076	863,020

Loss from Operations	(128,211)	(288,944)	(584,894)	(982,954)

Interest Expense	263,204	212,670	771,891	656,699

Net Loss	$(391,415)	$(501,615)	(1,356,785)	$(1,639,654)

Basic and Diluted Loss per Share	$(0.04)	$(0.05)	$(0.14)	$(0.17)
Weighted Average Number of
Common Shares Outstanding	9,383,046	9,383,046	9,383,046	9,383,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Changes in Stockholders' Deficit

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance June 30, 2008	9,843,046	$9,843	$4,649,931	$(12,500)	$(8,919,328)	$(4,272,054)

Stock repurchase, 60,000 shares				(14,999)		(14,999)
Net Loss					(2,231,531)	(2,231,531)
Balance June 30, 2009	9,843,046	9,843	4,649,931	(27,499)	(11,150,859)	(6,518,584)

Net Loss (Unaudited)					(1,356,785)	(1,356,785)
Balance March 31, 2010 (Unaudited)	9,843,046	$9,843	$4,649,931	$(27,499)	$(12,507,644)	$(7,875,369)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows
Unaudited

	9 Months	9 Months
	Ended	Ended
	March 31	March 31
	2010	2009
		(As restated)
Operating Activities

Net Loss	$(1,356,785)	$(1,639,654)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	15,352	7,233
Loss on disposal of fixed assets	14,691	39,933
Interest expense capitalized into principal	771,891	656,600
Provision for uncollectible receivables	(407,715)	68,289
Changes in assets and liabilities
Investment in sales-type leases	(448,763)	(398,080)
Inventory	60,928	373,280
Prepaid expenses	(37,039)	23,437
Accounts payable	153,322	(126,192)
Other liabilities	(15,425)	(106,845)
	107,242	537,655
Net cash used in operating activities	(1,249,543)	(1,101,999)

Investing Activities
Purchase of Fixed Assets	(4,802)	(31,092)

Net Cash provided by (used in) Investing Activities	(4,802)	(31,092)

Financing Activities
Proceeds from line of credit	3,671,202	3,105,490
Principal payments on line of credit	(2,399,341)	(1,950,949)
Purchase of Treasury Stock	-	(20,999)

Net cash provided by Financing Activities	1,271,861	1,133,542

Net Increase in Cash and Cash Equivalents	17,516	451

Cash, Beginning of Period	40,610	32,508

Cash, End of Period	$58,126	$32,959

Supplemental Information:
Period interest	$-	$99
Income Taxes paid	$-	$-

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

General

The accompanying condensed consolidated balance sheet as of June 30, 2009, which has been derived from audited financial statements and the unaudited interim condensed financial statements as of March 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2009.

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

Interest and penalties, if any, associated with unrecognized tax benefits, will be classified as additional income taxes in the statement of income.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We have adopted the provisions of Accounting Standards Codification 740-10. As of March 31, 2010, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions. We are still subject to examination of our financial statements, primarily for the last three years.

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

For the three months ended March 31, 2010 and 2009, amortization of deferred revenue totaled $301,272 and $244,123, respectively. For the nine months ended March 31, 2010 and 2009, the total is $877,428 and $757,097 respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $16,885 and $26,533 for the quarters ended March 31, 2010 and 2009, respectively. For the nine months ended March 31, 2010 and 2009, the total is $56,076 and $71,102 respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Accounting Standards Codification - 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2010 and 2009, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  There were no warrants or options outstanding as of March 31, 2010.

Stock Option Plans

As of March 31, 2010 we had no employee stock ownership plan.

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

Note 3.  Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases:

	March 31	June 30,
	2010	2009
	(Unaudited)
Total Minimum Lease Payment to be Received	$6,848,800	$6,447,089
Residual Value	405,355	260,050
Lease Carrying Value	7,254,155	6,707,139
Less: Allowance for Uncollectible Amounts	(1,080,186)	(1,487,901)
Less: Unearned Income	(1,739,165)	(1,640,912)
Net Investment in Sales-Type Leases	$4,434,804	$3,578,326

A schedule of future minimum lease payments for each of the next three years is as follows:

Years Ending	March 31, 2010	June 30, 2009
	(Unaudited)
2011/2010	$3,835,328	$3,610,370
2012/2011	1,643,712	1,547,301
2013/2012	1,369,760	1,289,418
Total	6,848,800	6,447,089

Note 4.  Property and Equipment

A summary of equipment and accumulated depreciation is as follows:

	March 31, 2010	June 30, 2009
	(Unaudited)
Furniture, fixtures and equipment	$45,558	$31,740
Leasehold improvements	3,448	27,323
Computers and miscellaneous	47,321	47,964
	96,327	107,027
Less: accumulated depreciation	(51,686)	(37,145)
	$44,641	$69,882

Note 5.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31,	June 30,
	2010	2009
	(Unaudited)
Deferred tax assets
Net operating losses carryforward	$3,800,000	$3,257,000
Less: valuation allowance	(3,800,000)	(3,257,000)
Deferred tax assets	$-	$-

At March 31, 2010, the Company has incurred accumulated net operating losses totaling approximately 9,500,000, which are available to reduce federal and state taxable income in future years.

Note 6. Contract Financing

As of  March 31, 2010 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $12,500,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at March 31, 2010).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of March 31, 2010 we are not in compliance with either of these covenants, however we have a strong relationship with our lender and do not anticipate any problems as a result.

Note 7.  The Effect of Recently Issued Accounting Standards

Recent Accounting Pronouncements

The company does not expect the adoption of any accounting pronouncements issued since those disclosed in the company’s annual report on Form 10-K for the year ended June 30, 2009 to have a significant impact on the company’s results of operations, financial position or cash flow.

Note 8. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005 and continued to sustain material losses through March 31, 2010. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2010 the Company had three stores, all of which are located in the State of Arizona.

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

Three Months and Nine Months Ended March 31, 2010  vs. Three Months and Nine Months Ended March 31, 2009

Total revenue for the quarter ended March 31, 2010 was $1,261,214 versus revenue of $1,338,673 for the quarter ended March 31, 2010. Total revenue for the nine months ended March 31, 2010 and 2009 totaled $4,169,382 and $3,806,549 respectively. For the three months ended March 31, 2010 and 2009, average sales price per unit increased from approximately $7,600 to $8,200 while unit volume decreased by approximately 24%. The Company has been able to purchase units at significantly better prices and therefore are able to offer a lower sales price. Our customer base has increased due to the current economy increasing volume in prior periods.

The Company's gross profit as a percentage of sales during the quarter ending March 31, 2010 was 62.1% vs. 46.8% for the quarter ended March 31, 2009. There are two reasons for the increase. The first is better capture and recovery of costs in the sales price. Secondly, the number of active accounts thru March 31, 2010 has increased 10% from the previous year thus increasing interest earnings on active accounts.

During the quarter ended March 31, 2010 the Company experienced an increase in bad accounts of approximately 6% from the previous year. Bad debt losses for the nine months ended March 31, 2010 declined 3% from the previous year. The Company believes the year-to-date improvement in bad debt losses is due to, among other things, stricter underwriting criteria and improved collection practices. While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, the Company also believes that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and may result in higher than normal account losses for the foreseeable future. General and Administrative expenses as a percentage of revenue for the three months ended March 31, 2010 increased over the prior year to 31.7% of revenue from 20.2% due primarily to increased costs for labor, health insurance, and professional fees.

Total operating expenses were 72.3% of total revenues for the quarter ended March 31, 2010 versus 68.4% for the quarter ended March 31, 2009 and 69.6% of total revenues for the nine months ended March 31, 2010 versus 65.8% for the nine months ended March 31, 2009.. Most of the change is due to increased labor cost including increased staff as well as health insurance and professional fees as stated previously.

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	March 31,	June 30,
	2010	2009
	(Unaudited)

Investments in Sale-type leases, net	$4,434,804	$3,578,326
Inventory	87,367	148,295
Equipment	44,641	69,882
Accounts Payable	421,109	267,787
Line of Credit	12,040,071	9,996,319

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $7,900,000 as of March 31, 2010. The deterioration in our financial condition was primarily the result of our net loss during the operating period.

Cash and cash equivalents at March 31, 2010 were approximately $58,000. Our investment in sales-type leases increased by approximately $856,000 during the nine months ended March 31, 2010.  As our contract terms are 36 to 39 months, we will be collecting on our investment in these leases over the next several years.  Inventory of vehicles on March 31, 2010 was approximately $87,000 versus $148,000 on June 30, 2009, a decrease of $61,000.  The decrease is due to increases in sales and the Company’s position of not using a floor plan to carry extra inventory.

Net cash used in investing activities during the current period was approximately $5,000, compared to net cash used in investing activities in the nine months ended March 31, 2009 of $31,000. The current period decrease was primarily due to a reduction in the purchase of office equipment. Net cash provided by financing activities during the nine months ended March 31, 2010 was approximately $1,300,000 versus approximately $1,110,000 for the nine months ended March 31, 2009. This activity is a result of the revolving credit agreement.

At March 31, 2010, the Company had approximately a $12 million line of credit balance under a $12.5 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at March 31, 2010).  The line of credit agreement has two covenants (see Note 6 to the accompanying financial statements), neither of which the Company is in compliance with as of March 31, 2010.  However, management believes they have a positive relationship with the independent finance company and does not expect any collection activity as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to March 31, 2010, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 7 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4T.  Controls and Procedures

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses identified as of June 30, 2009.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2009, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2010 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
5/17/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
5/17/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer