Form 10-K/A
period 2008-06-30
NowAuto Group, Inc.
filed 2010-05-25
CIK 1285828

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
5/5/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
5/5/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer