Form 10-Q/A
period 2008-09-30
NowAuto Group, Inc.
filed 2010-05-25
CIK 1285828

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at September 30, 2008
Common Stock, par value $0.001 per share	9,843,046

NowAuto Group, Inc
Consolidated Balance Sheets

Assets
	September 30,	June 30,
	2008	2008
	Unaudited
	Restated
Current Assets
Cash	$28,675	$32,508
Accounts Receivable - Net	3,113,578	3,117,490
Inventory	247,676	414,515
Prepaid Expenses	25,159	63,887
Equipment - Net	106,938	84,293
Total Assets	$3,522,026	$3,712,693

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$197,559	$341,612
Taxes Payable	5,146	4,679
Line of Credit	8,051,865	7,458,412
Accrued Payroll	28,874	50,604
Other Loans	101,462	129,440
Total Liabilities	$8,384,906	$7,984,747

Stockholders' Equity
Common Stock, authorized
100,000,000 shares, $0.001 par value;
Issued and outstanding
June 30, 2008 - 9,843,046 shares;
less 400,000 Treasury stock
June 30, 2007 - 9,843,046 shares;	$9,853	$9,853
Paid in Capital	4,649,920	4,649,920
Retained Earnings/(Deficit)	(9,510,154)	(8,919,328)
	(4,850,381)	(4,259,555)

Less: treasury stock, 400,000 at as of
June 30, 2008	(12,500)	(12,500)

Total Stockholder's Equity (Deficit)	(4,862,881)	(4,272,055)

Total Liabilities and Stockholder's Equity (Deficit)	$3,522,025	$3,712,693

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months
	Ended	Ended
	Sept 30,	Sept 30,
	2008	2007
	Unaudited	Unaudited
Income
Vehicle & Finance Income	$1,106,226	1,086,539

Cost of Goods Sold	724,253	583,500

Gross Profit/Loss	381,973	503,039

Gross Margin	34.5%	46.3%

Expenses
Selling and Financing Costs	471,892	536,210
General and Administrative	500,905	458,266

Profit/Loss before Income Taxes	(590,826)	(491,439)

Provision for Income Tax
NOL Carry Forward

Net Income (Loss)	$(590,826)	(491,439)

Earnings Per Share	$(0.06)	(0.05)
Weighted Average Number of
Common Shares Outstanding	9,843,046	9,843,046

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Stockholders' Equity

			Additional
			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2007	9,843,046	$9,842	$4,565,631	$0	$(4,356,721)	$218,752

Restatement		11	84,289		(2,459,973)	(2,375,673)
Balance June 30, 2007	9,843,046	9,853	4,649,920	0	(6,816,694)	(2,156,921)

Treasury Stock Receivable				(12,500)		(12,500)
Net Income (Loss)					(2,102,634)	(2,102,634)
Balance June 30, 2008	9,843,046	9,853	4,649,920	(12,500)	(8,919,328)	(4,272,055)

Net Income (Loss)					(590,826)
	9,843,046	$9,853	$4,649,920	$(12,500)	$(9,510,154)	$(6,374,689)

The accompanying notes are an integral part of these financial statements

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	3 Months	3 Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	Unaudited	Unaudited
Operating Activities

Net Income (Loss)	$(590,824)	(491,439)

Adjustments to reconcile Net Income(Loss) to Net Cash
used in Operating Activities

Significant Non-Cash Transactions
Depreciation/Amortization Expense	2,681	2,681
Loss on disposal of fixed assets	0	0
Interest expense capitalized into principle	222,677	216,071
Changes in assets and liabilities
Investment in sales-type leases	41,993	12,528
Inventory	141,579	(122,465)
Prepaid Expenses	12,450	8,166
Accounts Payable	(133,718)	(11,037)
Other Liabilities	(46,120)	147,936

Net Cash (Used) by Operating Activities	(349,282)	(237,559)

Investing Activities
Purchase of property and equipment	(25,326)	(1,945)

Net Cash provided by (used in) Investing Activities	(25,326)	(1,945)

Financing Activities
Proceeds from line of credit	956,493	955,000
Prinipal payments on line of credit	(585,718)	(723,629)

Net cash provided by Financing Activities	370,775	231,371

Net Increase/(Decrease) in Cash	(3,833)	(8,132)

Cash, Beginning of Period	32,508	37,454

Cash, End of Period	$28,675	29,322

Supplemental Information:
Period interest	$	$
Income Taxes paid	$	$

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

	September 30,	June 30,
	2008	2008
Total Minimum Lease Payments to be Received	5,208,312	5,373,748
Residual Value	147,850	131,400
Lease Carrying Value	5,356,162	5,505,148
Less: Allowance for Uncollectible Amounts	(1,114,497)	(1,302,209)
Less: Unearned Income	(1,128,087)	(1,085,449)
Net Investment is Sales-Type Leases	3,113,578	3,117,490

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

Note 7. NAVICOM

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

Note 9. COMMITMENTS AND CONTINGENCIES

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

Note 10. COMPENSATION OF OFFICERS

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

Note 11. CONTRACT FINANCING

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

Note 12. FINANCIAL REPORTS

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

Note 14 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Note 15. GOING CONCERN

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

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	September 2008	June 2008
Accounts Receivable (net)	3,113,578	3,117,490
Inventory	247,676	414,515
Equipment	106,938	84,293
Accounts Payable	197,559	341,612
Taxes Payable	5,146	4,679
Line of Credit	8,051,865	7,458,412

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
5/6/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
5/6/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer