Form 10-Q/A
period 2008-12-31
NowAuto Group, Inc.
filed 2010-05-25
CIK 1285828

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

This Report is being filed in its entirety. There are some changes to the Balance Sheet and other areas as appropriate. There are no changes to Net Loss or EPS for this period.

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

Assets
	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
	(Restated)
Assets
Cash	$47,353	$32,508
Accounts Receivable - Net	3,394,073	3,117,490
Inventory	249,905	414,515
Prepaid Expenses	16,133	63,887
Equipment - Net	68,382	84,293
Total Assets	3,775,846	3,712,693

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts Payable	$243,025	$341,612
Taxes Payable	11,013	4,679
Line of Credit	8,801,212	7,458,412
Accrued Payroll	69,112	50,604
Other Loans	66,579	129,440

Total Liabilities	9,190,940	7,984,748

Stockholders' Equity
Common Stock, authorized 1,000,000,000 shares
$0.001 par value; Issued and Outstanding
December 31, 2008 - 9,843,046 shares;
less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares;
less 400,000 Treasury stock	$9,853	$9,853
Paid in Capital	4,649,920	4,649,920
Retained Earnings/(Deficit)	(10,057,367)	(8,919,328)
	(5,397,594)	(4,259,555)

Less: treasury stock, 400,000 at as of
June 30, 2008	(17,500)	(12,500)

Total Stockholder's Equity (Deficit)	(5,415,094)	(4,272,055)

Total Liabilities and Stockholder's Equity (Deficit)	$3,775,846	$3,712,693

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Operations

	3 Months	3 Months	6 months	6 months
	Ended	Ended	Ended	Ended
	Dec 31,	Dec 31,	Dec 31,	Dec 31,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
	(Restated)		(Restated)
Income
Vehicle & Finance Income	$1,361,650	$1,063,650	$2,467,876	$2,150,189

Cost of Goods Sold	847,005	487,529	1,571,258	1,071,029

Gross Profit/Loss	514,645	576,121	896,618	1,079,160

Gross Margin	37.8%	54.2%	36.3%	50.2%

Expenses
Selling and Financing Costs	525,790	412,734	997,682	948,945
General and Administrative	314,717	245,747	592,946	487,942

Loss before Interest and Tax	(325,863)	(82,361)	(694,011)	(357,728)

Interest	(221,352)	(229,068)	(444,029)	(445,139)
Provision for Income Tax	0	0	0	0

Net Loss	$(547,215)	$(311,429)	$(1,138,040)	$(802,867)

Earnings Per Share	(0.06)	(0.03)	(0.12)	(0.08)
Weighted Average Number of
Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Stockholders' Equity
Restated
			Additional
			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2007	9,843,046	$9,842	$4,565,631	0	$(4,356,721)	$218,752

Restatement		11	84,289		(2,459,973)	(2,375,673)
Balance June 30, 2007	9,843,046	9,853	4,649,920	0	(6,816,694)	(2,156,921)

Treasury Stock Receivable				(12,500)		(12,500)
Net Income (Loss)					(2,102,634)	(2,102,634)
Balance June 30, 2008	9,843,046	9,853	4,649,920	(12,500)	(8,919,328)	(4,272,055)

Treasury Stock				(5,000)
Net Income (Loss)					(1,138,039)
	9,843,046	$9,853	$4,649,920	$(17,500)	$(10,057,367)	$(6,374,689)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	6 Months	6 Months
	Ended	Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Activities	(Restated)

Net Income (Loss)	$(1,138,039)	$(804,367)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities

Non-cash Transactions
Depreciation Expense	5,951	5,362
Loss on disposal of fixed assets	39,933	0
Interest expense capitalized into principle	443,930	301,358
Provision for uncollectible receivables	43,266	23,243
Changes in assets and liabilities
Investment in sales-type leases	(479,752)	(79,518)
Inventory	302,322	(232,373)
Prepaid Expenses	22,907	8,879
Accounts Payable	(91,486)	28,196
Other Liabilities	(2,918)	348,832

Net Cash Provided by Operating Activities	284,153	403,979

Net cash provided by operating activities	(853,886)	(400,388)

Investing Activities
Purchase of property and equipment	(29,973)	(3,677)

Net Cash provided by (used in) Investing Activities	(29,973)	(3,677)

Financing Activities
Principle payments of notes payable	(1,143,586)	(1,891,665)
Proceeds from issuance of debt	2,053,291	2,357,517
Commitment	0	(86,859)
Treasury Stock	(11,000)	0

Net cash provided by Financing Activities	898,705	378,993

Net Increase/(Decrease) in Cash	14,846	(25,072)

Cash, Beginning of Period	32,508	66,786

Cash, End of Period	$47,354	$41,714

Supplemental Information:
Period interest	$	$
Income Taxes paid

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

	December 31,	June 30,
	2008	2008
Total Minimum Lease Payments to be Received	5,741,339	4,998,325
Residual Value	183,000	131,400
Lease Carrying Value	5,924,339	5,129,725
Less: Allowance for Uncollectible Amounts	(1,157,463)	(1,302,209)
Less: Unearned Income	(1,372,802)	(1,085,449)
Net Investment is Sales-Type Leases	3,394,073	2,742,067

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

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	December 2008	June 2008
Accounts Receivable (net)	3,394,073	3,117,490
Inventory	249,905	414,515
Equipment	16,133	84,293
Accounts Payable	243,025	341,612
Taxes Payable	11,013	4,679
Line of Credit	8,801,212	7,458,412

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
05/06/10		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
05/06/10		Faith Forbis
Chief Financial Officer, Principle Accounting Officer