Form 10-Q/A
period 2009-03-31
NowAuto Group, Inc.
filed 2010-05-25
CIK 1285828

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

NowAuto Group, Inc
Consolidated Balance Sheets

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
Assets
Assets
Cash	$32,959	$32,508
Accounts Receivable - Net	3,263,739	3,117,490
Inventory	239,048	414,515
Prepaid Expenses	40,450	63,887
Equipment - Net	68,219	84,293
Total Current Assets	3,644,417	3,712,693

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Accounts Payable	$211,617	$341,612
Taxes Payable	12,075	4,679
Line of Credit	9,269,555	7,458,412
Accrued Payroll	58,673	50,604
Other Loans	19,205	129,440
Total Liabilities	9,571,126	7,984,748

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; Issued and Outstanding March 31, 2009 - 9,843,046 shares; less 400,000 Treasury stock
June 30, 2008 - 9,843,046 shares; less 400,000 Treasury stock	$9,853	$9,853
Paid in Capital	4,649,920	4,649,920
Retained Earnings/(Deficit)	(10,558,983)	(8,919,328)
	(5,899,210)	(4,259,555)

Less: treasury stock, 400,000 at as of June 30, 2008	(27,499)	(12,500)

Total Stockholder's Equity (Deficit)	(5,926,709)	(4,272,055)

Total Liabilities and Stockholder's Equity (Deficit)	$3,644,417	$3,712,693

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations

	3 Months	3 Months	9 months	9 months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Income
Vehicle & Finance Income	$1,338,673	$1,300,443	$3,806,549	$3,450,631

Cost of Goods Sold	712,262	720,797	2,283,520	1,791,826

Gross Profit/Loss	626,411	579,645	1,523,029	1,658,805

Gross Margin	46.8%	44.6%	40.0%	48.1%

Expenses
Selling and Financing Costs	645,281	451,817	1,642,963	1,400,762
General and Administrative	270,074	252,185	863,020	740,127

Loss before Interest and Tax	(288,945)	(124,357)	(982,955)	(482,084)

Interest	212,670	220,125	656,699	665,264
Provision for Income Tax	0	0	0	0

Net Loss	$(501,616)	$(344,482)	$(1,639,655)	$(1,147,348)

Earnings Per Share	(0.05)	(0.03)	(0.17)	(0.12)
Weighted Average Number of Common Shares O/S	$9,843,046	$9,843,046	$9,843,046	$9,843,046

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Condensed Stockholders' Equity
Restated

			Additional
			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance June 30, 2007	9,843,046	$9,842	$4,565,631	$0	$(4,356,721)	$218,752

Restatement		11	84,289		(2,459,973)	(2,375,673)
Balance June 30, 2007	9,843,046	9,853	4,649,920	0	(6,816,694)	(2,156,921)

Treasury Stock Receivable				(12,500)		(12,500)
Net Income (Loss)					(2,102,634)	(2,102,634)
Balance June 30, 2008	9,843,046	9,853	4,649,920	(12,500)	(8,919,328)	(4,272,055)

Treasury Stock Receivable				(14,999)		(14,999)
Net Loss					(1,639,655)	(1,639,655)
Balance March 31, 2009	9,843,046	$9,853	$4,649,920	$(27,499)	$(10,558,983)	$(5,926,709)

The accompanying notes are an integral part of these financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Operating Activities

Net Income (Loss)	$(1,639,654)	$(1,147,366)

Adjustments to reconcile Net Loss to Net Cash used in Operating Activities

Non-cash Transactions
Depreciation Expense	7,233	8,044
Loss on sale of fixed assets	39,933	0
Interest expense capitalized into priniciple	656,600	490,573
Provision for uncollectible receivables	68,289	(103,970)
Changes in assets and liabilities
Investment in sales-type leases	(398,080)	(426,280)
Inventory	373,280	(165,563)
Prepaid Expenses	23,437	21,952
Accounts Payable	(126,192)	62,267
Other Liabilities	(106,845)	735,875

Net Cash Provided by Operating Activities	537,655	622,898

Net cash used in operating activities	(1,101,999)	(524,468)

Investing Activities
Purchase of property and equipment	(31,092)	(5,490)

Net Cash provided by (used in) Investing Activities	(31,092)	(5,490)

Financing Activities
Proceeds from issuance of debt	3,105,490	3,174,517
Principle payments on line of credit	(1,950,949)	(2,554,369)
Commitment	0	(112,359)
Treasury Stock	(20,999)	0

Net cash provided by Financing Activities	1,133,542	507,789

Net Increase/(Decrease) in Cash	451	(22,169)

Cash, Beginning of Period	32,508	37,454

Cash, End of Period	$32,959	$15,285

Supplemental Information:
Period interest	$	$
Income Taxes paid	$	$

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

	March 31,	June 30,
	2009	2008
Total Minimum Lease Payments to be Received	5,744,497	4,998,325
Residual Value	225,200	131,400
Lease Carrying Value	5,969,697	5,129,725
Less: Allowance for Uncollectible Amounts	(1,182,786)	(1,302,209)
Less: Unearned Income	(1,523,173)	(1,085,449)
Net Investment is Sales-Type Leases	3,263,739	2,742,067

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

Financial Condition
The following sets forth the major balance sheet accounts of the Company as of the dates specified.

	March 2009	June 2008
Accounts Receivable (net)	3,263,739	3,117,490
Inventory	239,048	414,515
Equipment	40,450	84,293
Accounts Payable	211,617	341,612
Taxes Payable	12,075	4,679
Line of Credit	9,269,555	7,458,412

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

Item 4T.  Controls and Procedures

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weakness identified as of March 31, 2009.  Notwithstanding the existence of the material weakness identified as of March 31, 2008, management has concluded that the consolidated financial statements in this Form 10-Q/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

 (b)    CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weakness as described in Form 10-Q/A for the quarter ended December 31, 2008.

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