Form 10-K
period 2010-06-30
NowAuto Group, Inc.
filed 2010-10-07
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
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
     ☐     Yes     ☒     No

State the aggregate market value, based upon the closing bid price of the Common Stock as quoted on NASDAQ, of the voting stock held by non-affiliates of the registrant: $46,915 as of December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of September 28, 2010 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

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

2)	A GPS unit is installed in every vehicle. This allows us to locate the vehicle should it become necessary and reduces insurance costs for the customer.

Lending Processes

We originate all our own leases and thus control the credit application process. To complete this process, the customer is required to provide proof of residence, employment, and insurance as well as a valid driver’s license, and 8 personal references. Approval is based on a scoring system that takes into account the length of residency and employment, occupation, and other factors. In some cases, certain events in the customer’s credit history may be a factor. The scoring system also takes into account the age and value of the vehicle to determine our risk in the deal. Company policy also requires a review of the customer’s total income to car payment ratio to ensure that the customer can afford the vehicle.

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

Down payments are made in cash or, on rare occasions, with a trade in. Amounts are approximately 8% to 10% of the price of the vehicle depending on the perceived loan risk. Although approximately 60% of the down payment must be made upon taking possession of the vehicle, some customers are allowed up to 30 days to pay the remaining down payment. Terms are usually 24 to 36 months with either a monthly or semi monthly payment required. Interest rates range from 16.95% to 29.95%.

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

In the past year, we have experienced an increase in the number of vehicles that are voluntarily surrendered. It is believed that this is due to current economic conditions. The largest industry in the Phoenix area is construction, which has been deeply affected by the housing slump. As with delinquent accounts, we will make every reasonable effort to the keep the customer in the car.

The Executive Team takes a hands-on approach to monitoring accounts. They are committed to keeping customers in good cars. Status reports are generated and reviewed on a daily basis. Great effort is made to improve the accountability and ultimate success of the collection process.

Inventory

It is our experience that the success of a loan in this market is largely predicated on the condition of the vehicle as this directly affects their ability and motivation to make payments. This is as true at the end of the contract period as it is at the beginning. Therefore, great care and attention is given to repair and servicing of vehicles from the moment of acquisition to the end of the contract. Some inventory is purchased from wholesalers. These vehicles are purchased on terms similar to any other vendor. There is no flooring plan as we prefer to keep encumbrances to a minimum. For the past few months, there has been a restriction in the supply of inventory making it more difficult and costly to purchase inventory. Market supply is fed by the general public purchasing new cars and trading in their old ones. Since sale of new cars has struggled in the current economy, the supply of used cars has declined.

Inventory is also replenished through repossessions. These vehicles are inspected by our Service Department who are also responsible for any necessary repairs.

After a vehicle is sold, we will assist our customers with any repairs at the Service Department. We offer what we believe to be below market labor rates, as well as financing for more expensive repairs. Currently, we warranty the vehicle for 500 miles or 15 days as required by State law.

Employees

As of June 30, 2010, we had twenty five full time employees. Fifteen are operational including the Service Department, seven are administrative support including collections, and three are executives. Our relationship with employees is generally considered to be good. Turnover rates are within acceptable limits.

Regulation

The BH/PH industry is subject to regulation and licensing from various federal, state, and local governments. Under various state laws, the Company’s dealerships must obtain a license in order to operate or relocate. These laws also regulate advertising and sales practices. The Company’s financing activities are subject to federal truth-in-lending and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Among other things, these laws require that the Company limit or prescribe terms of the contracts it originates, require specified disclosures to customers, restrict collections practices, limit the Company’s right to repossess and sell collateral, and prohibit discrimination against customers on the basis of certain characteristics including age, race, gender and marital status. Management believes the Company is in compliance, in all material respects, with all applicable federal, state and local laws.  The Company’s entrance into jurisdictions with more stringent regulatory requirements could have a material adverse effect on the Company’s used vehicle sales and finance business.

Item 1A - Risk Factors

The Company is subject to various risks, including but not limited to, the risks described below. The Company’s business, operating results, and financial condition could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also impair our business and operations.

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

Recently, the capital and credit markets have become increasingly tight as a result of adverse economic conditions that have caused the failure and near failure of a number of large financial services companies. While currently these conditions have not impaired the Company’s ability to access the credit markets and finance its operations, there can be no assurance that there will not be a further deterioration in the financial markets. If the capital and credit markets continue to experience crisis and the availability of funds remains low, it is possible that the Company’s ability to access the capital and credit markets may be limited or available on less favorable terms at a time when the Company would like, or need, to do so. This could have an impact on the Company’s ability to refinance maturing debt or react to changing economic and business conditions. In addition, if current global economic conditions persist for an extended period of time or worsen substantially, the Company’s business may suffer in a manner which could cause the Company to fail to satisfy its financial obligations and restrictive covenants under its credit facilities.

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

The Company attempts to generate cash from income from continuing operations. The cash is primarily used to fund finance receivables growth, which have historically grown slightly faster than revenues. To the extent finance receivables growth exceeds income from continuing operations, generally the Company increases its borrowings under its revolving credit facilities to provide the cash necessary to finance operations. On a long-term basis, the Company expects its principal sources of liquidity to consist of income from continuing operations and borrowings under revolving credit facilities and/or fixed interest term loans. Any adverse changes in the Company’s ability to borrow under revolving credit facilities or any increase in the cost of such borrowings, would likely have a negative impact on the Company’s ability to finance receivables growth which would adversely affect the Company’s growth and business strategies.

The Company’s growth is dependent upon the availability of suitable lot sites.

The Company leases all of the properties where its stores are located. If and when the Company decides to open new stores, or relocate existing ones, the inability to acquire suitable real estate, either through lease or purchase, at favorable terms could limit the expansion of the Company’s store base and could have a material adverse effect on the Company’s expansion strategy and future operating results.

The Company’s business is subject to seasonal fluctuations

Our vehicle sales and finance business is seasonal in nature. The period November through mid January is historically the slowest period for vehicle sales. Many of our operating expenses such as administrative personnel, rent and insurance are fixed and cannot be reduced during periods of decreased sales. Conversely, the period late January through May is historically the busiest time for vehicle sales as many of our customers use income tax refunds as a down payment on the purchase of a vehicle. The hot summer months are also quite slow.

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

Section 404 of the Sarbanes-Oxley Act of 2002

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on the market’s perception of our business and our ability to raise capital. We are continually in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. While we continue to dedicate resources and management time to ensuring that we have effective controls over financial reporting, failure to achieve and maintain an effective internal control environment could have a material adverse effect on the market’s perception of our business and our ability to raise capital.

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

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2010. This raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company has no current plans to either dispose of assets or increase equity ownership. Access to capital markets is strained under current conditions. Assets of the Company are largely inventory, accounts receivable and lease receivables. These assets are currently pledged as collateral for the Company’s line of credit and therefore will not be sold. The Company and its lender have modified loan arrangements as a result of current economic conditions and, although no assurance can be made, believes that additional modifications could be executed if the need arose; however, management has no current plans to further modify or restructure its debt nor has management been informed by its lender that modifications will be available. Lastly, the Company has made every effort to minimize its expenditures and expects to continue this practice.

There have been several inquiries into the sale of the Company’s public “shell.” Management has welcomed such inquiries; however, as of this date, no company has passed the Company’s due diligence requirements. There is no way of determining if sale of the shell could occur, particularly under current market conditions.

2.	Considerations.

(a) The Company’s primary assets are inventory (vehicles) and accounts receivable, all of which are pledged as collateral for the Company’s line of credit. Both the Company and its lender have repeatedly declined to sell the accounts receivable to a third party because most third party purchasers acquire only the top category of accounts, leaving only the lowest value of accounts for the Company. Furthermore, the size of the Company’s accounts receivable balance is too small to attract institutional investor interest.

As mentioned in item 1, the asset that has been marketed – albeit on a limited basis – is the public company “shell.” It is impossible for management to measure the marketability or value of the shell at this time.

The Company is unaware of any other restrictions on its assets other than the collateral pledged to the Company’s lender.

(b) Management sees no other restrictions or other considerations that could adversely affect its existing debt other than the compliance issues stated in Note 6. Alternative forms of borrowing, e.g., subordinated debt, factoring, sale-leaseback are either unacceptable to management or unavailable.

There are no restrictions under the Company’s current borrowing that restrict the Company from other borrowings in the future. However, there are limited institutions serving the Company’s market and most are currently in no position to expand beyond already existing borrowers. The Company receives regular inquiries from institutional lenders; however, terms and structure vary and generally are not as favorable as the Company’s current line of credit.

(c) The Company does not incur R&D expenditures. Resources are leased rather than purchased. The Company maintains tight controls over expenditures, even using just-in-time inventory management. The Company has heretofore refused to obtain “flooring” financing for inventory, believing that incurring debt for additional inventory is an unwise practice and has caused many independent dealerships to fail. The Company also recycles its inventory as a means to keep expenditures down.

(d) Access to the equity capital markets is not currently feasible for most micro and sub-micro cap stocks. Management’s approach has been to grow through operating capital and borrowing rather than to seek additional equity capital.

3.	Other Considerations

While the Company is relatively new, it has managed to continue operations when many in its market have closed down or reduced their market exposure. Virtually the entire reason behind the losses has been the charge-off of defaulted loans. The Company has taken considerable steps to improve, i.e., reduce defaulted loans, including tighter credit requirements, hiring of more experienced collection staff, and improved IT systems. While management expects to continue to see a challenging market for the sub- and below sub-prime auto finance markets, management believes that it has captured market share, improved collections, and created programs that emphasize maintaining contracts rather than simply charging them off. Management believes the effective control of bad debt expense will determine its profitability far more than any other single or combination of actions.

Item 2 - Description of Properties

Our corporate office at 4240 E. Elwood Street, Phoenix, AZ is leased and consists of approximately 4,860 sq ft. All administrative staff are located here. The current lease has an $8,000 monthly payment and expires on November 30, 2012.

We currently operate 2 lots located in the Phoenix area. All the properties are leased. This allows a certain flexibility when local markets change or relocate. A summary of the 2 properties is listed below.

➢	3301 E Van Buren, Phoenix, AZ has a capacity of up to 90 cars. Monthly rents are $3,000 and the lease expires on November 30, 2010
➢	9810 N Cave Creek Rd, Phoenix, AZ has a capacity of up to 30 cars. Monthly rents are $3,366 and lease will renew on April 30, 2011.

Item 3 - Legal Proceedings

In the normal course of business we may become a defendant in various types of litigation. We know of no pending or threatened legal proceedings to which we are or will be a party that, if successful, might result in a material adverse change in our business, properties or financial condition.

Item 4 - (Removed and Reserved)

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

	High	Low

Fiscal 2010
Fourth Quarter	$0.0230	$0.0230
Third Quarter	$0.0050	$0.0010
Second Quarter	$0.0230	$0.0016
First Quarter	$0.0220	$0.0120

Fiscal 2009
Fourth Quarter	$0.0275	$0.004
Third Quarter	$0.0275	$0.005
Second Quarter	$0.0120	$0.010
First Quarter	$0.0350	$0.030

Holders

As of June 30, 2010, we had approximately 1,250 (unaudited) beneficial owners of record of our common stock.

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

Business Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") is a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. We generally sell 2000 and newer model-year used vehicles and provide financing for substantially all of our customers through sale-type leases. Many of our customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of June 30, 2010, we had two stores, both of which are located in the State of Arizona.

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

Our primary focus is on sales and collections. We are responsible for our own collections through our internal collection department, with the supervisory involvement of the corporate office. In the past six months we have implemented new contract terms including lower interest rates and shorter payback periods. While in the short term these measures contributed to lower credit losses, we believe that our loan portfolio will reflect higher quality loans that result in lower credit losses in the future. In addition, credit losses are impacted, to some degree, by economic conditions in the market in which we operate. In recent months, significant contraction in the local economy, particularly the construction industry, combined with the resulting increase in unemployment have had a negative effect on our market and business. While we believe that the most significant factor affecting credit losses is the proper execution of our business practices, we also believe that current economic conditions have had a negative impact on both sales and collection results.

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

Fiscal Year Ended June 30, 2010  vs. Fiscal Year Ended June 30,  2009

Total revenues for the year ended June 30, 2010 were $5,106,575 versus revenue of $5,411,708 for the year ended June 30, 2009, a decrease of $305,133 or 6%. Influenced by a declining economy, sales-type lease activity decreased by 9% of total revenue. Finance income increased by approximately $156,000 or approximately 3% of total revenue.

Our gross profit as a percentage of total revenues during the year ended June 30, 2010 was 57.7% versus 45.4% for the year ended June 30, 2009. During the year ended June 30, 2009, the Company installed a new enterprise-wide, fully integrated system that captures reconditioning costs more accurately and thus allows recuperation of those costs in the selling price of the vehicle. This system was in place for the entire fiscal year of 2010.

Total operating expenses were approximately $3,802,000 for both of the years ended June 30, 2010 and 2009. While these expenses remained consistent, they increased by approximately 4% as a percentage of total revenue in 2010 versus 2009. Total operating expenses for the quarter ended June 30, 2010 decreased from the prior year’s quarter by $395,842. We will continue to monitor these costs to determine areas where they may be reduced.

The cost of delinquent accounts during the year ended June 30, 2010, net of the credit discussed in Note 6, remained approximately constant with the prior amount of $1,445,000, 28% of revenue for 2010 and 27% of revenue for 2009. This is higher than normal for the industry due to high unemployment and a decline in the industrial base for the Phoenix area. While we believe that proper execution of our business practices is the most significant factor affecting credit losses, we also believe that the general economic conditions, including but not limited to, rising unemployment and the troubled credit market adversely affected collections. While a number of changes have been made to our collection process, we expect that current economic conditions may continue for the near future and that higher than normal losses may be experienced. We will continue to monitor this situation and adjust our allowance for bad debt as is deemed necessary.

Interest expense has increased substantially as a result of an increase in our line of credit financing.

Financial Condition

The following sets forth some of our major balance sheet accounts as of the dates specified.

	June 30, 2010	June 30, 2009

Investments in sales-type leases	4,085,136	3,578,362
Inventory	118,365	148,295
Accounts Payable	253,553	267,787
Line of credit	12,327,572	9,996,319

Inventory decreases are due to constrictions in supply. The decrease in Accounts Payable is due to improved controls on cash. The increase in accounts receivable are due to the increased activity in sales-type leases. The increase in the Line of Credit reflects the draws made during the year.

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by $8,412,871 at June 30, 2010. At June 30, 2009 the Company's assets exceeded liabilities by $6,518,584. The deterioration in our financial condition at June 30, 2010 versus June 30, 2009 resulted primarily from our Net Loss during the twelve-month period.

Cash and cash equivalents at June 30, 2010 was approximately $54,000 versus cash of $41,000 at June 30, 2009.  Our investment in sales-type leases increased by approximately $506,000 in 2010 versus 2009.  As our contract terms range from 24 to 36 months, we will be collecting on our investment in these leases over the next several years.  Inventory of vehicles in 2010 was approximately $118,000 versus $148,000 in 2009, a decrease of $30,000.  This decrease occurred because of constrictions in supply.

Net cash used in investing activities during the current year was approximately $18,000, compared to net cash used in investing activities in fiscal 2009 of ($35,000), a $17,000 decrease. The current year decrease was due to reduction of leasehold improvements.

Net cash provided by financing activities during fiscal year ended June 30, 2010 was approximately $1,640,000 versus $1,635,000 for the fiscal year ended June 30, 2009. Almost all of this activity can be traced to the net activity in relation to the revolving credit agreement.

At June 30, 2010, the Company had a $12,327,572 line of credit balance under a $13 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at June 30, 2010).  The line of credit agreement has two covenants (see Note 6 to the accompanying financial statements), neither of which the Company is in compliance with as of June 30, 2010.  However, management believes they have a positive relationship with the independent finance company and does not expect any collection activity as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s working capital position at year end and the projected cash requirements to fund operations, management estimates that the year-end cash balance of $54,551 will not be adequate to meet cash requirements and that additional draws will need to be made against the line of credit. Subsequent to June 30, 2010, the Company has been allowed to take additional draws under the revolving credit agreement to fund operations.  However, we can not assure that additional draws will be available.

Although management cannot assure that future operations will be profitable, or that additional debt and/or equity financing will be available, we believe our cash balances at year end, together with additional debt financing, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2010 and not obtained through additional debt, equity capital or operations, it could adversely affect future operations. Management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the consolidated financial statements contained in Item 8 of this Form 10-K have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As a result, the Company’s independent registered public accountants have issued a going concern opinion on the consolidated financial statements of the Company for the fiscal year ended June 30, 2010.

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

We maintain an allowance for doubtful accounts on an aggregate basis at a level we considers sufficient to cover estimated losses in the collection of our finance receivables. This reserve is currently accrued at 33% of lease and recontract revenue. The rate is periodically reviewed by management and changed to reflect current operations. Although it is at least reasonably possible that events or circumstances could occur in the future that are not presently foreseen which could cause actual credit losses to be materially different from the recorded allowance for credit losses, we believe that we have given appropriate consideration to all factors and have made reasonable assumptions in determining the allowance for doubtful accounts.

The SEC suggests that all registrants list their most “critical accounting policies” in Management’s Discussion and Analysis. A critical accounting policy is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the critical accounting policies presented above as those accounting policies that affect its more significant judgments and estimates in the preparation of its consolidate financial statements. The Company’s Board of Directors has reviewed and approved the critical accounting policies identified. For a more complete discussion of this subject, see the notes to the financials.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have established for the purpose of facilitating off-balance sheet arrangements as defined in Item 303(c)(2) of SEC Regulation S-B. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 9 to the accompanying financial statements.

Item 7A – Quantitative And Qualitative Disclosures about Market Risk – Not Applicable

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
NowAuto Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of NowAuto Group, Inc. and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NowAuto Group, Inc. and Subsidiary at June 30, 2010 and 2009, and the results of its operations, changes in stockholders' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona
October 1, 2010

Item 8 – Financial Statements

NowAuto Group, Inc
Consolidated Balance Sheets

	June 30,	June 30,
	2010	2009
Assets

Assets
Cash and Cash Equivalents	$54,551	40,610
Investment in sales-type leases, net	4,085,136	3,578,326
Inventory	118,365	148,295
Prepaid Expenses	26,194	20,763
Equipment - net	53,094	69,882
Total Assets	$4,337,340	3,857,876

Liabilities and Stockholders' Deficit
Liabilities
Accounts Payable	$253,553	267,787
Line of Credit	12,327,572	9,996,319
Accrued Payroll	129,523	84,370
Other Liabilities	39,563	27,984
Total Liabilities	12,750,211	10,376,460

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; Issued and Outstanding June 30, 2010 and June 30, 2009 - 9,843,046 shares issued; 9,383,046 shares outstanding	9,843	9,843
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(13,045,146)	(11,150,859)
	(8,385,372)	(6,491,085)
Less: treasury stock, 460,000 shares at cost as of June 30, 2010 and June 30, 2009, respectively	(27,499)	(27,499)
Total Stockholders' Deficit	(8,412,871)	(6,518,584)

Total Liabilities and Stockholders' Deficit	$4,337,340	3,857,876

The accompanying notes are an integral part of these consolidated financial statements.

NowAuto Group, Inc
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	June 30,	June 30,
	2010	2009

Income
Sales-type leases and other	$3,939,781	$4,399,879
Finance Income	1,166,794	1,011,829
Total revenue	5,106,575	5,411,708

Cost of Goods Sold	2,158,007	2,952,747

Gross Profit	2,948,568	2,458,961

Gross Margin	57.7%	45.4%

Expenses
Selling and Financing Costs	2,127,149	2,566,328
General and Administrative	1,674,796	1,235,971
	3,801,945	3,802,299

Loss from Operations	(853,377)	(1,343,338)

Interest Expense	1,040,910	888,193

Net Loss	$(1,894,287)	$(2,231,530)

Basic and Diluted Loss per Share	$(0.20)	$(0.24)
Weighted Average Number of Common Shares Outstanding	9,383,046	9,383,046

The accompanying notes are an integral part of these consolidated financial statements.

NowAuto Group, Inc
Consolidated Changes in Stockholders' Deficit

			Paid in	Treasury	Accumulated	Total
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance June 30, 2008	9,843,046	$9,843	$4,649,931	$(12,500)	$(8,919,328)	$(4,272,054)

Stock repurchase, 60,000 shares				(14,999)		(14,999)
Net Loss					(2,231,531)	(2,231,531)
Balance June 30, 2009	9,843,046	9,843	4,649,931	(27,499)	(11,150,859)	(6,518,584)

Net Loss					(1,894,287)	(1,894,287)
Balance June 30, 2010	9,843,046	$9,843	$4,649,931	$(27,499)	$(13,045,146)	$(8,412,871)

The accompanying notes are an integral part of these consolidated financial statements.

NowAuto Group, Inc
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009

Operating Activities
Net Loss	$(1,894,287)	$(2,231,531)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Significant Non-Cash Transactions
Depreciation/Amortization Expense	19,985	9,737
Loss on disposal of fixed assets	14,691	39,933
Interest expense capitalized into principal	1,040,910	888,193
Provision for uncollectible receivables	(46,223)	373,704
Gain on Restructuring of Debt	(350,000)
Changes in assets and liabilities
Investment in sales-type leases	(460,587)	(834,540)
Inventory	29,930	266,220
Prepaid expenses	(5,431)	43,124
Accounts payable	(14,234)	(73,825)
Accrued Payroll	45,153	18,795
Other liabilities	11,579	(91,164)
	285,773	640,177
Net cash used in operating activities	(1,608,514)	(1,591,354)

Investing Activities
Purchase of Fixed Assets	(17,888)	(35,259)
Net Cash used in Investing Activities	(17,888)	(35,259)

Financing Activities
Proceeds from line of credit	5,055,575	4,318,633
Principal payments on line of credit	(3,415,232)	(2,668,919)
Purchase of Treasury Stock	-	(14,999)
Net cash provided by Financing Activities	1,640,343	1,634,715

Net Increase in Cash and Cash Equivalents	13,941	8,102
Cash and cash equivalents, Beginning of Period	40,610	32,508

Cash and cash equivalents, End of Period	$54,551	$40,610

Supplemental Information:
Cash paid for interest	$-	$-
Income Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Financial Statements

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for doubtful accounts, the realization of deferred financing revenue, residual value of leases, and the carrying value of inventory.

Residual Value

The estimate of Residual Value is a percent of the market value of the vehicle at the time of the lease. The percentage is based on the terms and therefore is intended to project the value of the vehicle at the end of the lease.

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

While we do have customers outside the Phoenix area, our customer base is concentrated in Phoenix. Therefore, economic factors influencing this area will also affect us.

Periodically, we maintain cash in financial institutions in excess of the amounts insured by the federal government. However, at June 30, 2010 and 2009 the Company did not have cash in excess of federally insured amounts.

Cash Equivalents

We consider all highly liquid instruments purchased with initial maturities of three months or less to be cash equivalents.

Fair Value

Fair Value of lease contracts and Notes Payable is based on the applicable effective interest rates.

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

Furniture, fixtures and equipment	3 to 7 years
Computer Equipment	3 to 5 years
Leasehold improvements	Length of the lease, typically 1 – 3 years

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

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We have adopted the provisions of ASC 740. As of June 30, 2010, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions.

Revenue Recognition

Sales-type leases

The Company’s financing agreements are classified as sales-type leases pursuant to the provisions of ASC 840, Accounting for Leases. As such, revenues representing the sales price of the vehicles are recognized as income upon inception of the lease, with the resulting gross profit from the sales included in operations. Lease terms are typically for a period of 24 to 36 months with either monthly or bi-monthly payments.

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

For the years ended June 30, 2010 and 2009, amortization of deferred revenue totaled $1,166,794 and $1,011,829, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance, and maintenance costs.

Repossessions

If the lessee ceases making payments pursuant to the lease terms and the decision is made by the Company to repossess the vehicle the lease is considered terminated. In such an event, the remaining balance of the lease is removed from the Investment in Sales-Type Leases, the repossessed vehicle is recorded as inventory at the lower of its original cost or its fair value at wholesale, and any resulting adjustment is charged to operations during the period.

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $75,168 and $99,671 for the years ended June 30, 2010 and 2009, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of ASC 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2010 and 2009, as the Company had losses from operations during both years and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share). There were no warrants or options outstanding as of June 30, 2010 or June 30, 2009.

Stock Option Plans

As of June 30, 2010 we had no employee stock ownership plan.

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

Note 2. Non-Classified Balance Sheet

We are a finance company, originating and financing all of our own leasing contracts. These contracts are 24 to 36 months in length. Therefore, our balance sheet is presented on a non-classified basis.

Note 3. Investment in Sales-Type Leases – net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2013. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2010 and 2009:

	2010	2009
Total Minimum Lease Payments to be Received	$6,584,183	$6,447,089
Residual Value	530,220	260,050
Lease Carrying Value	7,114,403	6,707,139
Less: Allowance for Uncollectible Amounts	(1,441,678)	(1,487,901)
Less: Unearned Income	(1,587,589)	(1,640,912)
Net Investment in Sales-Type Lease	$4,085,136	$3,578,326

A schedule of future minimum lease payments for each of the next three years is as follows for the years ended June 30, 2010 and 2009:

Years Ending
June 30,
2011	$3,106,335
2012	2,544,829
2013	933,019
$6,584,183

Note 4. Property and Equipment

A summary of equipment and accumulated depreciation as of June 30, 2010 and 2009 is as follows:

	2010	2009

Furniture, fixtures, and equipment	$58,643	$31,740
Leasehold improvements	3,448	27,323
Computers and miscellaneous	47,322	47,964
	109,413	107,027
Less: accumulated depreciation	(56,319)	(37,145)
Net equipment	$53,094	$69,882

Note 5. Income Taxes

The Company’s income tax expense for the years ended June 30, 2010 and 2009 differed from statutory rates as follows:

	2010	2009

Combined federal and state effective tax rate	40%	40%
Statutory rate applied to loss before income taxes	$(757,700)	$(890,000)
Change in valuation allowance	757,700	890,000

Income tax expense	-	-

The significant components of the Company’s deferred tax assets are as follows:

	2010	2009

Deferred tax assets
Net operating losses carryforward	$4,014,700	$3,257,000
Less: valuation allowance	$(4,014,700)	$(3,257,000)
Deferred tax assets	$-	$-

At June 30, 2010 and 2009, the Company has incurred accumulated net operating losses totaling approximately $10,036,000 and $8,142,000 respectively, which are available to reduce federal and state taxable income in future years.

The losses expire as follows (in thousands):
Year of Expiry
June 30,
Federal	State
2024		$4
2025		1,285
2026	2011	303
2027	2012	2,214
2028	2013	2,102
2029	2014	2,231
2030	2015	1,894
		$10,036

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Uncertain Tax Positions

The Company has adopted ASC 740. This prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction.  The Company’s tax returns are subject to examinations by U.S. federal and state tax authorities, until their respective statute of limitations has run.  It is primarily subject to examinations by tax authorities for all taxation years commencing on or after 2003.

Management’s analysis of ASC 740 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of June 30, 2010. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 6. Line of Credit

As of June 30, 2010 the Company had revolving credit agreement for approximately $13,000,000 with a private equity fund. The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle. The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal). The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender as to its current $13,000,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at June 30, 2010).

In light of the challenges in the current economy, the lender above recently granted a $350,000 forgiveness of debt. The credit was used to reduce our outstanding balance to $12,327,572 as of June 30, 2010.  The credit was determined to meet the definition of a troubled debt restructuring pursuant to ASC 470-60. As such, the gain was determined to be $350,000, which was the amount of the credit issued on a line of credit. The per share effect of the credit was to reduce the loss per share by $0.04. As the credit was granted in acknowledgement of the current economy we recorded the credit as a reduction in our bad debt expense in the current financial statements. This was unsolicited by the Company.

The revolving credit agreement has two debt covenants. The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth. As of June 30, 2010 we are not in compliance with either of these covenants. However, we believe that we have a strong relationship with our lender and do no anticipate, without any assurance, that any collection actions are imminent.

Note 7. Stockholders' Equity

Common Stock

As of June 30, 2010 we have one class of stock authorized, which is our common stock. Our common stock has a par value of $0.001 and a total of 1,000,000,000 shares are authorized.

Currently we have no outstanding options or warrants, nor do we have any stock option plans.

Note 8. Commitments and Contingencies

Facility Leases

We lease certain car lots and office facilities under various non-cancelable operating leases. Lot leases are generally for periods from one to three years and may contain multiple renewal options. Rent costs for the year ended June 30, 2010 was $169,700 and $149,800 for the prior year. As of June 30, 2010, the aggregate rentals due under such leases, including renewal options that are reasonably assured, are as follows:

Years Ending
June 30,
2011	$154,000
2012	131,000
2013	32,000

Note 9. The Effect of Recently Issued Accounting Standards

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting principles during the year ended June 30, 2010 that are of significance, or potential significance, to us.

Note 10. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005. This loss continued through June 30, 2010. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified Accounting staff and the implementation of an Enterprise-wide and fully integrated software system. The Company has been and continues to develop the Financing function whose focus includes, but is not limited to improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. In the year ended June 30 2010, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

Note 11. Subsequent Events

Subsequent to the date of these financials statements, the Company made a loan to Chief Operations Officer Theodore Valenzuela for the purchase of a vehicle. The amount is $18,000. The interest rate is 12% and terms are 30 months. Anticipated interest revenue is $3,034.

Item 9 – Changes in and Disagreements with Accountants

There are no changes other than those previously announced. There are no disagreements.

Item 9A - Controls and Procedures

ITEM 9A (T). CONTROLS AND PROCEDURES

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective because of the material weaknesses identified as of such date discussed below. Notwithstanding, the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

With the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will occur and not be detected by management before the financial statements are published.  In its assessment of the effectiveness in internal control over financial reporting as of June 30, 2010, the Company determined that there were control deficiencies that constituted material weakness, as described below.

The accounting department is an appropriate size for the Company and half of the staff have accounting degrees. However, the number of staff is not adequate to achieve division of duties as a control.

Due to this material weakness, management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

The Company has taken the following actions to improve internal control over financial reporting:

During the remaining period through the year ending June 30, 2011, we will enhance our internal control design and documentation, and develop a plan for resolving this weakness.

In light of the aforementioned material weakness, management conducted a thorough review of all significant or non-routine adjustments for the year ended June 30, 2010. As a result of this review, management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended June 30, 2010 fairly present in all material respects the financial condition and results of operations for the Company in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

Part III

Item 10 - Directors, Executive Officers, Promoters, Control Person and Corporate Governance: Compliance With Section 16(a) of The Exchange Act

Our executive officers are as follows:

Name	Age	Position with the Company
Scott Miller	50	Chief Executive Officer and Director
Theodore Valenzuela II	49	Chief Operations Officer
Faith Forbis	56	Chief Financial Officer

Scott Miller has been President and CEO of NowAuto since September 2004. Prior to joining NowAuto, Mr. Miller had over fifteen years of investment banking and business consulting experience.

Theodore Valenzuela II has been Vice President and COO of NowAuto since September of 2004. Prior to joining NowAuto, Mr. Valenzuela was the general manager for Western Skies, Inc. from 1994 to 2004.

Faith Forbis is a CPA with a Masters of Information Systems Management. She has several years experience in the accounting field and as a consultant for mid-range accounting and business systems.

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

Board meetings

The Board of Directors meets on an as needed basis. There were three meetings in the first quarter of this fiscal year concerning the changes in auditors as previously reported.

Section 16(a) Beneficial Ownership Reporting Compliance

Under federal securities laws, our directors, officers, and 10% shareholders are required to report to the SEC their beneficial ownership of common stock and any changes in that ownership. We believe that all filings were made timely during fiscal 2010.

Code of Ethics

The officers and managers have collectively created our Core Values. They are listed below:

➢	Treat each co-worker with dignity, as an individual.
➢	Respect and improve the lives of our customers.
➢	Tolerate honest mistakes borne of well-meaning effort.
➢	Promote opportunities from within to our co-workers.
➢	Honesty, passion, and integrity in everything we do.
➢	Lead the industry with innovative products and services.

Posters of these values are displayed in every place of business.

Item 11 – Executive Compensation

				Stock	Option
	Year	Salary	Bonus	Awards	Awards
Scott Miller, CEO	2010	260,000	80,800	0	N/A
Theodore Valenzuela, COO	2010	128,000	70,294	0	N/A
Faith Forbis, CFO	2010	80,000	0	0	N/A

Director’s Compensation

Our director does not receive any compensation for service as a member of the board of directors.

Stock

The Company only offers non-optionable common stock. No dividends have ever been paid. There are no equity compensation plans. No one owns more than 5% of stock.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	Name of		Percent
Title of Class	Owner	Amount	of Class
Common	Scott Miller	450,000	4.80%
Common	Theodore Valenzuela	19,444	0.21%
Common	Faith Forbis	200,000	2.13%
	Total	669,444	7.13%

No one, including officers and director owns more than a 5% share of common stock outstanding.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

There are none.

Item 14 - Principal Accountant Fees and Services

The following table shows the aggregate fees billed to us for professional services by our independent registered public accounting firm during fiscal 2010 and 2009.

	Fiscal 2010	Fiscal 2009
Audit fees	$67,170	$30,500
Audit related fees	0	0
Tax fees	0	0
All other fees	0	0
Total fees	$67,170	$30,500

Audit fees – This category includes the aggregate fees billed for professional services rendered for the review and audits of our financial statements for fiscal year 2010 and 2009, for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal 2010 and 2009, and for services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Tax fees – this category includes the aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All such services are preapproved by the Audit Committee or Director.

Part IV

Item 15 - Exhibits

31.1. Rule 13a-14(a) certification
31.2. Rule 13a-14(a) certification
32.1. Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date: October 6, 2010	By:	/s/ Scott Miller,
Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date: October 6, 2010	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer, Principle Accounting Officer