Form 10-Q
period 2010-09-30
NowAuto Group, Inc.
filed 2010-11-15
CIK 1285828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number 000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4240 East Elwood Street, Phoenix, Arizona 85040
(Address of principal executive offices) (Zip Code)
Registrant's Telephone Number: (480) 431-0015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒ No

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

As of November 15, 2010 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2010	2010
	(Unauditied)
Assets
Assets
Cash and Cash Equivalents	$143,659	54,551
Investment in sales-type leases, net	4,162,678	4,085,136
Inventory	155,136	118,365
Prepaid Expenses	55,568	26,194
Equipment - net	40,137	53,094
Total Assets	$4,557,178	4,337,340
Liabilities and Stockholders' Deficit
Liabilities
Accounts Payable	$198,793	253,553
Line of Credit	13,062,020	12,327,572
Accrued Payroll	196,067	129,523
Other Liabilities	24,712	39,563
Total Liabilities	13,481,592	12,750,211

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; 9,843,046 shares Issued and 9,383,046 share outstanding as of September 30, 2010
Common Stock, authorized 1,000,000,000 shares $0.001 par value; 9,843,046 shares Issued and 9,383,046 share outstanding as of September 30, 2010 and June 30, 2010	9,843	9,843
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(13,556,689)	(13,045,146)
	(8,896,916)	(8,385,372)
Less: treasury stock, 460,000 shares at cost as of June 31, 2010 and June 30, 2009 respectively	(27,499)	(27,499)
Total Stockholders' Deficit	(8,924,415)	(8,412,871)

Total Liabilities and Stockholders' Deficit	$4,557,178	4,337,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months	3 Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Income
Sales-type leases and other	$821,039	$1,146,232
Finance Income	280,650	280,395
Total revenue	1,101,689	1,426,627

Cost of Goods Sold	408,288	692,487

Gross Profit	693,401	734,140

Gross Margin	62.9%	51.5%

Expenses
Selling and Financing Costs	563,883	517,939
General and Administrative	357,530	407,207
	921,413	925,146

Loss from Operations	(228,012)	(191,006)

Interest Expense	283,531	251,696

Net Loss	$(511,543)	$(442,702)

Basic and Diluted Loss per Share	$(0.05)	$(0.05)
Weighted Average Number of
Common Shares Outstanding	9,383,046	9,383,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows
Audited

	3 Months Ended	3 Months Ended
	September 30,	September 30,
	2010	2009
Operating Activities
Net Loss	$(511,543)	$(442,702)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Significant Non-Cash Transactions
Depreciation/Amortization Expense	4,472	6,118
Loss on disposal of fixed assets	-	14,691
Interest expense capitalized into principal	283,531	251,696
Provision for uncollectible receivables	30,510	201,706
Changes in assets and liabilities
Investment in sales-type leases	(108,052)	(594,104)
Inventory	(28,286)	45,852
Prepaid expenses	(29,374)	(38,797)
Accounts payable	(54,760)	69,371
Accrued Payroll	66,544
Other liabilities	(14,851)	1,135
	149,734	(42,332)
Net cash used in operating activities	(361,809)	(485,034)

Investing Activities
Purchase of Fixed Assets	-	(4,705)
Net Cash used in Investing Activities	-	(4,705)

Financing Activities
Proceeds from line of credit	1,112,477	1,361,390
Principal payments on line of credit	(661,560)	(879,141)
Purchase of Treasury Stock	-	-
Net cash provided by Financing Activities	450,917	482,249

Net Increase in Cash and Cash Equivalents	89,108	(7,490)
Cash, Beginning of Period	54,551	40,610

Cash, End of Period	$143,659	$33,120

Supplemental Information:
Period interest	$-	$-
Income Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

NowAuto Group, Inc. primarily leases vehicles in the Buy Here, Pay Here industry through the use of sales-type leases. Our customers are individuals with sub-prime credit histories. We currently operate primarily in the Phoenix, Arizona Metropolitan area. The company was originally formed as a Nevada Corporation and has been operating for the past six years.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Material estimates that are susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for doubtful accounts, the realization of deferred financing revenue, the residual value of leases, and the carrying value of inventory.

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

Sales Tax

We pay sales taxes to local and state governmental agencies on vehicles sold and leased. For lease agreements, sales tax is paid when funds are received from the customer. Therefore, a liability is recorded for sales tax purposes in the period the lease payment is received from the customer. For sales contracts, calculations for sales taxes are made on an accrual basis. Vehicle repossessions are allowed as a deduction from taxable sales in the month of repossession. Customers often make their down payments in periodic increments over a period of four to six weeks. We do not report the sales for tax purposes until the down payments are fully paid. This is compliant with industry standards and with most state and local tax codes.

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

We have adopted the provisions of Accounting Standards Codification 740-10. As of September 30, 2010, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions. We are still subject to examination of our financial statements, primarily for the last three years.

Revenue Recognition

Sales-type leases

The Company’s financing agreements are classified as sales-type leases pursuant to the provisions of Accounting Standards Codification - 840, Accounting for Leases. As such, revenues representing the sales price of the vehicles are recognized as income upon inception of the lease, with the resulting gross profit from the sales included in operations. Lease terms are typically for a period of 24 to 39 months with either monthly or bi-monthly payments.

The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as deferred revenue and amortized over the lease term. This deferred revenue represents the effective interest rate on the sales-type lease and ranges from approximately 18% to 29% per annum.

For the three months ended September 30, 2010 and 2009, amortization of deferred revenue totaled $280,650 and $280,395, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $19,751 and $22,776 for the quarters ended September 30, 2010 and 2009, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Accounting Standards Codification - 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the quarters ended September 30, 2010 and 2009, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  There were no warrants or options outstanding as of September 30, 2010.

Stock Option Plans

At September 30, 2010 we had no employee stock ownership plan.

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

Residual Value of Leases

The estimate of residual value is a percent of the market value of the vehicle at the time of the lease.  The percentage is based on the terms and, therefore, is intended to project the value of the vehicle at the end of the lease.

Note 2. Non-Classified Balance Sheet

We are a finance company, originating and financing all of our own leasing contracts.  These contracts are 24 to 39 months in length. Therefore, our balance sheet is presented on a non-classified basis.

Note 3.  Investment in Sales-Type Leases, net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases:

	September 30,
	2010	June 30,
	(Unaudited)	2009
Total Minimum Lease Payments to be
Received	$6,511,170	$6,584,183
Residual Value	628,783	530,220
Lease Carrying Value	7,139,953	7,114,403
Less: Allowance for Uncollectible Amounts	(1,472,188)	(1,441,678)
Less: Unearned Income	(1,505,087)	(1,587,589)
Net Investment in Sales-Type Lease	$4,162,678	$4,085,136

A schedule of future minimum lease payments for each of the next three years is estimated as follows:

Years Ending
2011	$1,914,832
2012	1,581,818
2013	666,028
$4,162,678

Note 4.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	September 30,
	2010	June 30,
	(Unaudited)	2010
Deferred tax assets
Net operating loss carryforward	$4,220,000	$4,014,700
Less: valuation allowance	(4,220,000)	(4,014,700)
Deferred tax assets	$-	$-

At September 30, 2010, the Company has incurred accumulated net operating losses totaling approximately 10,550,000, which are available to reduce federal and state taxable income in future years through approximately 2030 for federal income.

Note 5. Line of Credit

As of September 30, 2010 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $13,500,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at September 30, 2010).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of September 30, 2010 we are not in compliance with either of these covenants. However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

Note 6.  The Effect of Recently Issued Accounting Standards

The company does not expect the adoption of any accounting pronouncements issued since those disclosed in the company’s annual report on Form 10-K for the year ended June 30, 2010 to have a significant impact on the company’s results of operations, financial position or cash flow.

Note 7. Statement of Cash Flows

Non-Cash Investing and Financing Activities

The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the quarter ended September 30, 2010 the Company transferred two vehicles with a total net book value of $8,485 from Property, Plant and Equipment to Inventory.

Note 7. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005 and continued to sustain material losses through September 30, 2010. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, great efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified Accounting staff and the implementation of an enterprise-wide and fully integrated software system. The Company has been and continues to develop the financing function whose focus includes, but is not limited to, improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. In addition, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

A detailed discussion of management’s plans for dealing with this issue is in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") has been a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells 1999 and newer model-year used vehicles and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of September 30, 2010 the Company had two retail locations, all of which are located in the State of Arizona.

The market for used vehicle sales in the United States is significant. Used vehicle retail sales typically occur through franchised new vehicle dealerships that sell used vehicles, or independently owned used vehicle dealerships. The Company operates in the "Buy Here/Pay Here" segment of the independent used vehicle sales and finance market. Buy Here/Pay Here dealers sell and finance used vehicles to individuals with limited credit histories or past credit problems. Buy Here/Pay Here dealers typically offer their customers certain advantages over more traditional financing sources, such as broader and more flexible credit terms, attractive payment terms, including scheduling payments on a weekly or bi-weekly basis to coincide with a customer's payday, and the ability to make payments in person, an important feature to individuals who may not have checking accounts. In turn, interest rates on vehicle loans provided by the Company are generally higher than those offered to individuals who purchase from other new or used vehicle dealers or who have better credit histories.

Our primary focus is on sales and collections. We are responsible for our own collections through our internal collection department, with the supervisory involvement of the corporate office. In the past six months we have implemented new contract terms including lower interest rates and shorter payback periods. While in the short term these measures contributed to lower total sales, we believe that our loan portfolio will reflect higher quality loans that result in lower credit losses in the future. In addition, credit losses are impacted, to some degree, by economic conditions in the market in which we operate. In recent months, significant contractions in the local economy, particularly the construction industry, combined with the resulting increase in unemployment have had a negative effect on our market and business. While we believe that the most significant factor affecting credit losses is the proper execution of our business practices, we also believe that current economic conditions have had a negative impact on both sales and collection results.

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

Three Months Ended September 30, 2010  vs. Three Months Ended September 30, 2009

Total revenue for the quarter ended September 30, 2010 was $1,101,689 versus revenue of $1,426,627 for the quarter ended September 30, 2009. The average sales price per unit increased from approximately $8,900 to $9,500 for the same periods; however, the increase in the unit price was offset by a decrease in unit sales of approximately 34%. The increase to the unit price and the decline in the unit volume were primarily caused by the current economy in the Phoenix area. The supply of vehicles available for purchase has constricted, increasing our cost and resulting in higher sales prices which has negatively affected sales.  Sales volume has also been negatively affected by the poor general economic conditions in the greater Phoenix area.

The Company's gross profit as a percentage of sales during the quarter ending September 30, 2010 was 62.9% vs. 51.5% for the quarter ended September 30, 2009. The increase in our gross margin was primarily caused by the Company’s ongoing efforts to capture the true costs of our vehicles through an improved tracking process. Further, we have been able to offset the increase in the cost of our vehicles discussed above through corresponding increases to the sales price of the vehicles.

Total operating expenses were 83.6% of total revenues for the quarter ended September 30, 2010 versus 64.8% for the quarter ended September 30, 2009 which includes both selling and financing costs as well as general and administrative expenses.

Selling and financing costs, which primarily consist of sales and financing salaries and bad debt expense, were 51.3% of total revenues for the quarter ended September 30, 2010 versus 36.3% for the quarter ended September 30, 2009.  Salary expense for sales and financing staff decreased by 15% in the current quarter when compared to the prior quarter from approximately $169,000 in 2009 to approximately $144,000 in 2010.  This was primarily accomplished through the reduced commissions and bonuses as these are directly related to sales.  However, the 14% decrease was not at a level commensurate with the decline in revenues.  Additionally, bad debt expense has increased in the current quarter by 25% from approximately $285,000 in 2009 to approximately $355,000 in 2010.  While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, we also believe that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and have resulted in higher than normal account losses.  Also contributing to the increase was the improvement in vehicle cost identification process (discussed above) which has led to more allocation of costs to selling and financing versus cost of sales.

General and administrative expenses, which primarily consist of administrative and executive salaries, rent and other general corporate expenses, have decreased from approximately $407,000 to approximately $358,000.  However, this decrease was not at a level commensurate with the decline in sales as G&A expenses were 32.4% of total revenues for the quarter ended September 30, 2010 versus 28.5% for the quarter ended September 30, 2009.  The overall decrease in the expense was primarily from decreases in general corporate expenditures due in part to closing a low profit lot.  However, these decreases were partially offset by the improvement in vehicle cost identification process (discussed above) which has led to more allocation of costs to general and administrative expenses versus cost of sales.

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $8,900,000 and $8,400,000 as of September 30, 2010 and September 30, 2009, respectively. The deterioration in our financial condition was primarily the result of our net loss during the current operating period which resulted in additional draws on our line of credit to fund operations.

Cash and cash equivalents at September 30, 2010 were approximately $144,000 versus approximately $55,000 at June 30, 2010.

Cash used by operating activities was approximately $361,000 for the quarter ended September 30, 2010 which was a $124,000 improvement from cash used by operating activities of approximately $485,000 for the quarter ended September 30, 2009.  Although the Company has continued to experience net losses which have resulted in cash used from operations in both periods, an overall decrease in operating activity resulted in the current period improvement.  With the decline in sales the Company has not had significant increases to its Investment in Sales-Type Lease balance to offset the current period collection of prior period sales.

The Company did not have cash used in or provided by investing activities during the quarter ended September 30, 2010.  In the quarter ended September 30, 2009 cash used in investing activities was approximately $5,000. The current period decrease was primarily due to a reduction in the purchase of office equipment.

Net cash provided by financing activities during the three months ended September 30, 2010 was approximately $450,000 versus approximately $482,000 for the three months ended September 30, 2009. This activity for both periods is a result of additional draws on the Company’s line of credit.

At September 30, 2010, the Company had approximately a $13 million line of credit balance under a $13.5 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at September 30, 2010).  The line of credit agreement has two covenants (see Note 5 to the accompanying condensed consolidated financial statements), neither of which the Company is in compliance with as of September 30, 2010.  However, management believes they have a positive relationship with the independent finance company and does not expect, although no assurance can be made, that any collection activity is imminent as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to September 30, 2010, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.  However, we cannot be certain that this financing will be available.

Although management cannot assure that future operations will be profitable, or that additional debt and/or equity financing will be available, we believe our current cash balance, together with additional debt financing, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2010 and not obtained through additional debt, equity capital or operations, it could adversely affect future operations. As a result, the Company’s independent registered public accountants issued a going concern opinion on the consolidated financial statements of the Company for the year ended June 30, 2010.  However, management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the condensed consolidated financial statements contained in Item 1 of this Form 10-Q have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended June 30, 2010.  We believe our most critical accounting policies and estimates relate to the determination of the allowance for doubtful accounts, the realization of deferred financing revenue, the residual value of leases, and the carrying value of inventory.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 6 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.  Controls and Procedures

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses identified as of June 30, 2010.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2010, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

(b)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company is continuing the process of developing and implementing a remediation plan to address the material weaknesses as described above, as more fully discussed in the Form 10-K filing for the year ended June 30, 2010.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2010 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

Item 1a.  Risk Factors

No additional significant risk factors have been identified beyond those discussed in the Form 10-K filing for the year ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company’s revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of September 30, 2010 we are not in compliance with either of these covenants.  However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6. Exhibits

3.1. Consent of Independent Registered Public Accounting Firm

31.1. Rule 13a-14(a) certification

31.2. Rule 13a-14(a) certification

32.1. Rule Section 1350 certification

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOW AUTO GROUP, INC.

Date: 11/15/10	By:	/s/ Scott Miller,
Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date: 11/15/10	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer, Principle Accounting Officer