Form 10-Q
period 2010-12-31
NowAuto Group, Inc.
filed 2011-02-22
CIK 1285828

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

As of February 15, 2011 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

Assets
	December 31,	June 30,
	2010	2010
	(Unauditied)

Assets
Cash and Cash Equivalents	$56,912	54,551
Investment in sales-type leases, net	4,131,287	4,085,136
Investment in purchased contracts, net	307,576	-
Inventory	128,835	118,365
Prepaid Expenses	62,342	26,194
Equipment - net	36,160	53,094
Total Assets	$4,723,112	4,337,340

Liabilities and Stockholders' Deficit
Liabilities
Accounts Payable	$192,137	253,553
Line of Credit	13,782,778	12,327,572
Accrued Payroll	233,380	129,523
Other Liabilities	49,581	39,563
Total Liabilities	14,257,876	12,750,211

Stockholders' Deficit
Common Stock, authorized 1,000,000,000 shares
$0.001 par value; 9,843,046 shares Issued and
9,383,046 share outstanding as of December 31, 2010
and June 30, 2010	9,843	9,843
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(14,167,039)	(13,045,146)
	(9,507,265)	(8,385,372)
Less: treasury stock, 460,000 shares at cost as
of December 31, 2010 and June 30, 2010
respectively	(27,499)	(27,499)
Total Stockholders' Deficit	(9,534,764)	(8,412,871)

Total Liabilities and Stockholders' Deficit	$4,723,112	4,337,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Sales-type leases and other	$764,979	$1,185,780	1,586,018	$2,332,012
Finance Income	274,697	295,761	555,347	576,156
Total revenue	1,039,676	1,481,541	2,141,365	2,908,168

Cost of Goods Sold	386,172	682,143	794,460	1,374,630

Gross Profit	653,504	799,398	1,346,905	1,533,538

Gross Margin	62.9%	54.0%	62.9%	52.7%

Expenses
Selling and Financing Costs	587,906	603,614	1,151,789	1,121,553
General and Administrative	376,128	461,461	733,658	868,668

Loss from Operations	(310,530)	(265,677)	(538,542)	(456,683)

Interest Expense	299,820	256,991	583,351	508,687

Net Loss	$(610,350)	$(522,668)	(1,121,893)	$(965,370)

Basic and Diluted Loss per Share	$(0.07)	$(0.06)	$(0.12)	$(0.10)
Weighted Average Number of
Common Shares Outstanding	9,383,046	9,383,046	9,383,046	9,383,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	6 Months Ended	6 Months Ended
	December 31,	December 31,
	2010	2009

Operating Activities
Net Loss	$(1,121,893)	$(965,370)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Significant Non-Cash Transactions
Depreciation/Amortization Expense	8,449	10,795
Loss on disposal of fixed assets	-	14,691
Interest expense capitalized into principal	583,351	508,687
Provision for uncollectible receivables	60,439	(230,974)
Changes in assets and liabilities
Investment in sales-type leases	(106,590)	(471,496)
Investment in Purchased Contracts	(307,576)
Inventory	(1,985)	66,420
Prepaid expenses	(36,148)	(40,121)
Accounts payable	(61,416)	154,183
Accrued Payroll	103,857	-
Other liabilities	10,018	6,559
	252,399	18,744
Net cash used in operating activities	(869,494)	(946,626)

Investing Activities
Purchase of Fixed Assets	-	(4,705)
Net Cash used in Investing Activities	-	(4,705)

Financing Activities
Proceeds from line of credit	2,313,828	2,755,335
Principal payments on line of credit	(1,441,973)	(1,789,241)
Net cash provided by Financing Activities	871,855	966,094

Net Increase in Cash and Cash Equivalents	2,361	14,763
Cash, Beginning of Period	54,551	40,610

Cash, End of Period	$56,912	$55,373

Supplemental Information:
Period interest	$-	$-
Income Taxes paid	$-	$-

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

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

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

We have adopted the provisions of Accounting Standards Codification 740-10. As of December 31, 2010, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions. We are still subject to examination of our financial statements, primarily for the last three years.

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

For the three months ended December 31, 2010 and 2009, amortization of deferred revenue totaled $274,697 and $295,761, respectively. For the six months ended December 31, 2010 and 2009, the total is 555,347 and 576,156.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance, and maintenance costs.

Investment in Purchase Contracts

During the quarter ended December 31, 2010 the Company commenced a new line of business which is comprised of purchasing pre-existing and third party point of sale auto loans from third party sources.  These loans are purchased at a discount from the anticipated total future cash flow.  As such, the loans are carried at cost under the category “Investment in purchased contracts, net”, less amortization for the realization of the collection of the loans.  Revenue is recognized under the effective interest rate method based on anticipated collections.  As of December 31, 2010 these contracts are anticipated to be collected over approximately the next 18 months.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally of radio, television and print media marketing costs. Advertising costs amounted to $16,795 and $17,414 for the quarters ended December 31, 2010 and 2009, respectively; $36,546 and $38,587 for the six months ended December 31, 2010 and 2009, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Accounting Standards Codification - 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the periods ended December 31, 2010 and 2009, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  There were no warrants or options outstanding as of December 31, 2010.

Stock Option Plans

At December 31, 2010 we had no employee stock ownership plan.

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

Note 2. Non-Classified Balance Sheet

We are a finance company, originating and financing all of our own leasing contracts, as well as buying other financing contracts.  These contracts are 24 to 39 months in length. Therefore, our balance sheet is presented on a non-classified basis.

Note 3.  Investment in Sales-Type Leases, net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2013. Following is a summary of the components of the Company’s net investment in sales-type leases:

	December 31,
	2010	June 30,
	(Unaudited)	2010
Total Minimum Lease Payments to be
Received	$6,320,303	$6,584,183
Residual Value	700,769	530,220
Lease Carrying Value	7,021,072	7,114,403
Less: Allowance for Uncollectible Amounts	(1,502,117)	(1,441,678)
Less: Unearned Income	(1,387,668)	(1,587,589)
Net Investment in Sales-Type Lease	$4, 131,287	$4,085,136

A schedule of future minimum lease payments for each of the next three years is estimated as follows:

Years Ending
2011	$3,200,460
2012	2,308,185
2013	811,658
$6,230,303

Note 4.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	June 30,
	(Unaudited)	2010
Deferred tax assets
Net operating loss carryforward	$4,463,700	$4,014,700
Less: valuation allowance	(4,463,700)	(4,014,700)
Deferred tax assets	$-	$-

At December 31, 2010, the Company has incurred accumulated net operating losses totaling approximately 11,158,000, which are available to reduce federal and state taxable income in future years through approximately 2030 for federal income.

Note 5. Line of Credit

As of December 31, 2010 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease or purchase contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $14,000,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at December 31, 2010).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of December 31, 2010 we are not in compliance with either of these covenants. However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

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

Note 7. Statement of Cash Flows

Non-Cash Investing and Financing Activities

The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows: During the six months ended December 31, 2010 the Company transferred two vehicles with a net book value of $8,485 from Property, plant and equipment to Inventory.

Note 7. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005 and continued to sustain material losses through December 31, 2010. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Since that initial loss, efforts have been made to improve our profitability. Margins on cars sold have increased. Costs, especially overhead, have been reduced. Head count is kept to a minimum. Accountability has been greatly enhanced by development of qualified Accounting staff and the implementation of an enterprise-wide and fully integrated software system. The Company has been and continues to develop the financing function whose focus includes, but is not limited to, improved stability scoring and credit approval process, improvement of the total portfolio aging, and reduction of account losses. In addition, the corporate office and Service Department relocated to the same facility. This new facility greatly enhances the Service Department’s efficiency and capacity and gives upper management closer oversight of operations.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the "Company") has been a publicly held retailer focused on the "Buy Here/Pay Here" segment of the used vehicle market. The Company generally sells used vehicles less than 10 years old and provides financing for substantially all of its customers. Many of the Company's customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of December 31, 2010 the Company had two retail locations, all of which are located in the State of Arizona.

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

Our primary focus is on sales and collections. We are responsible for our own collections through our internal collection department, with the supervisory involvement of the corporate office. In the past six months we have implemented new contract terms including lower interest rates and shorter payback periods. While in the short term these measures contributed to lower total sales, we believe that our loan portfolio will result in lower credit losses in the future. In addition, credit losses are impacted, to some degree, by economic conditions in the market in which we operate. In recent years, significant contractions in the local economy, particularly the construction industry, combined with the resulting increase in unemployment have had a negative effect on our market and business. While we believe that the most significant factor affecting credit losses is the proper execution of our business practices, we also believe that current economic conditions have had a negative impact on both sales and collection results.

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

Three and Six Months Ended December 31, 2010  vs. Three and Six Months Ended December 31, 2009

Total revenue for the quarter ended December 31, 2010 was $1,039,676 versus revenue of $1,481,541 for the quarter ended December 31, 2009 and $2,141,365 for the six months ended December 31, 2010 versus $2,908,168 for the previous year. The average sales price per unit increased from approximately $9,338 to $9,645 for the same periods; however, the increase in the unit price was offset by a decrease in unit sales of approximately 7%. The increase to the unit price and the decline in the unit volume were primarily caused by the current economy in the Phoenix area. The supply of vehicles available for purchase has constricted, increasing our cost and resulting in higher sales prices which has negatively affected sales.  Sales volume has also been negatively affected by the poor general economic conditions in the greater Phoenix area.

The Company's gross profit as a percentage of sales during the quarter ending December 31, 2010 was 62.9% versus 54.0% for the quarter ended December 31, 2009 and 62.9% for the six months ended December 31, 2010 versus 52.7% for the prior year. The increase in our gross margin was primarily caused by the Company’s ongoing efforts to capture the true costs of our vehicles through an improved tracking process. Further, we have been able to offset the increase in the cost of our vehicles discussed above through corresponding increases to the sales price of the vehicles.

Total operating expenses were 92.7% of total revenues for the quarter ended December 31, 2010 versus 71.9% for the quarter ended December 31, 2009 which includes both selling and financing costs as well as general and administrative expenses. Operating expenses for the six months ended December 31, 2010 was 88% versus 68.4% for the prior year.

Selling and financing costs, which primarily consist of sales and financing salaries and bad debt expense, were 56.5% of total revenues for the quarter ended December 31, 2010 versus 40.7% for the quarter ended December 31, 2009, 53.8% for the six months ended December 31, 2010 versus 38.5% for the prior year.  Salary expense for sales and financing staff decreased by 16% in the current quarter when compared to the prior quarter from approximately $179,000 in 2009 to approximately $150,000 in 2010.  This was primarily accomplished through the reduced commissions and bonuses as these are directly related to sales.  However, the decrease was not at a level commensurate with the decline in revenues.  Additionally, bad debt expense has increased in the current quarter by 7% from approximately $355,000 in 2009 to approximately $379,000 in 2010.  While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, we also believe that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and have resulted in higher than normal account losses.  Also contributing to the increase was the improvement in vehicle cost identification process (discussed above) which has led to more allocation of costs to selling and financing versus cost of sales.

General and administrative expenses, which primarily consist of administrative and executive salaries, rent and other general corporate expenses, have decreased from approximately $461,000 to approximately $376,000.  However, this decrease was not at a level commensurate with the decline in sales as G&A expenses were 36.2% of total revenues for the quarter ended December 31, 2010 versus 31.1% for the quarter ended December 31, 2009 and 34.3% for the six months ended December 31, 2010 versus 29.9% for the prior year.  The overall decrease in the expense was primarily from decreases in general corporate expenditures due in part to closing a low profit lot.  However, these decreases were partially offset by the improvement in vehicle cost identification process (discussed above) which has led to more allocation of costs to general and administrative expenses versus cost of sales.

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $9,500,000 and $8,400,000 as of December 31, 2010 and June 30, 2010, respectively. The deterioration in our financial condition was primarily the result of our net loss during the current operating period which resulted in additional draws on our line of credit to fund operations.

Cash and cash equivalents at December 31, 2010 were approximately $56,900 versus approximately $55,000 at June 30, 2010.

Cash used by operating activities was approximately $869,000 for the quarter ended December 31, 2010 which was a $78,000 decrease from cash used by operating activities of approximately $946,600 for the quarter ended December 31, 2009. With the decline in sales the Company has not had significant increases to its Investment in Sales-Type Lease balance to offset the current period collection of prior period sales.

The Company did not have cash used in or provided by investing activities during the quarter ended December 31, 2010.  In the quarter ended December 31, 2009 cash used in investing activities was approximately $5,000. The current period decrease was primarily due to a reduction in the purchase of office equipment.

Net cash provided by financing activities during the six months ended December 31, 2010 was approximately $872,000 versus approximately $966,000 for the six months ended December 31, 2009. This activity for both periods is a result of additional draws on the Company’s line of credit.

At December 31, 2010, the Company had approximately a $13.8 million line of credit balance under a $14 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at December 31, 2010).  The line of credit agreement has two covenants (see Note 5 to the accompanying condensed consolidated financial statements), neither of which the Company is in compliance with as of December 31, 2010.  However, management believes they have a positive relationship with the independent finance company and does not expect, although no assurance can be made, that any collection activity is imminent as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to December 31, 2010, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.  However, we cannot be certain that this financing will be available.

Although management cannot assure that future operations will be profitable, or that additional debt and/or equity financing will be available, we believe our current cash balance, together with additional debt financing, may provide adequate capital resources to maintain operations for the next year. If additional working capital is required during fiscal 2011 and not obtained through additional debt, equity capital or operations, it could adversely affect future operations. As a result, the Company’s independent registered public accountants issued a going concern opinion on the consolidated financial statements of the Company for the year ended June 30, 2010.  However, management has historically been successful in obtaining financing and has demonstrated the ability to implement a number of cost-cutting initiatives to reduce working capital needs. Accordingly, the condensed consolidated financial statements contained in Item 1 of this Form 10-Q have been prepared assuming the Company will continue to operate and do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

Recent accounting pronouncements are more fully addressed in Note 6 to the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.  Controls and Procedures

(a)	EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  Based on their evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer concluded that, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report, because of the material weaknesses identified as of June 30, 2010.  Notwithstanding the existence of the material weaknesses identified as of June 30, 2010, management has concluded that the condensed consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods and dates presented.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of December 31, 2010 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

Item 1a.  Risk Factors

No additional significant risk factors have been identified beyond those discussed in the Form 10-K filing for the year ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company’s revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of December 31, 2010 we are not in compliance with either of these covenants.  However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

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

NOW AUTO GROUP, INC.

Date:	By:	/s/ Scott Miller,
2/22/11		Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date:	By:	/s/ Faith Forbis
2/22/11		Faith Forbis
Chief Financial Officer, Principle Accounting Officer