Form 10-Q
period 2011-03-31
NowAuto Group, Inc.
filed 2011-05-16
CIK 1285828

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Commission File Number 000-50709

NOWAUTO GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0594821
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4240 East Elwood Street, Phoenix, Arizona 85040
(Address of principal executive offices) (Zip Code)
Registrant’s Telephone Number: (480) 431-0015

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

As of April 16, 2011 there were 9,383,046 shares, net of treasury shares, of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NowAuto Group, Inc
Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2011	2010
	(Unauditied)
Assets
Assets
Cash and Cash Equivalents	$30,493	54,551
Investment in sales-type leases, net	4,082,599	4,085,136
Investment in purchased contracts, net	715,507
Inventory	93,915	118,365
Prepaid Expenses	66,814	26,194
Equipment - net	32,392	53,094
Total Assets	$5,021,719	4,337,340

Liabilities and Stockholders’ Deficit
Liabilities
Accounts Payable	$424,991	253,553
Line of Credit	14,401,844	12,327,572
Accrued Payroll	159,446	129,523
Other Liabilities	12,868	39,563
Total Liabilities	14,999,149	12,750,211

Stockholders’ Deficit
Common Stock, authorized 1,000,000,000 shares $0.001 par value; 9,843,046 shares Issued and 9,383,046 share outstanding as of March 31, 2011 and June 30, 2010	9,843	9,843
Paid in Capital	4,649,931	4,649,931
Accumulated Deficit	(14,609,705)	(13,045,146)
	(9,949,931)	(8,385,372)
Less: treasury stock, 460,000 shares at cost as of March 31, 2011 and June 30, 2010 respectively	(27,499)	(27,499)
Total Stockholders’ Deficit	(9,977,430)	(8,412,871)

Total Liabilities and Stockholders’ Deficit	$5,021,719	4,337,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income
Sales-type leases and other	$689,918	$959,942	2,275,937	$3,291,954
Finance Income	308,136	301,272	863,483	877,428
Total revenue	998,055	1,261,214	3,139,420	4,169,382

Cost of Goods Sold	393,452	478,175	1,187,912	1,852,805

Gross Profit	604,603	783,039	1,951,509	2,316,577

Gross Margin	60.6%	62.1%	62.2%	55.6%

Expenses
Selling and Financing Costs	373,374	510,843	1,525,163	1,632,396
General and Administrative	359,077	400,408	1,092,735	1,269,076

Loss from Operations	(127,848)	(128,211)	(666,389)	(584,894)

Interest Expense	314,819	263,204	898,170	771,891

Net Loss	$(442,667)	$(391,415)	(1,564,559)	$(1,356,785)

Basic and Diluted Loss per Share	$(0.05)	$(0.04)	$(0.17)	$(0.14)
Weighted Average Number of Common Shares Outstanding	9,383,046	9,383,046	9,383,046	9,383,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

NowAuto Group, Inc
Condensed Consolidated Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Operating Activities
Net Loss	$(1,564,559)	$(1,356,785)

Adjustments to reconcile Net Loss to Net Cash
used in Operating Activities
Significant Non-Cash Transactions
Depreciation/Amortization Expense	12,217	15,352
Loss on disposal of fixed assets	-	14,691
Interest expense capitalized into principal	898,170	771,891
Provision for uncollectible receivables	32,057	(407,715)
Changes in assets and liabilities
Investment in sales-type leases	(29,520)	(448,763)
Investment in Purchased Contracts	(715,507)
Inventory	32,936	60,928
Prepaid expenses	(40,619)	(37,039)
Accounts payable	134,846	153,322
Accrued Payroll	29,923	-
Other liabilities	9,897	(15,425)
	364,400	107,242
Net cash used in operating activities	(1,200,160)	(1,249,543)

Investing Activities
Purchase of Fixed Assets	-	(4,802)
Net Cash used in Investing Activities	-	(4,802)

Financing Activities
Proceeds from line of credit	3,109,334	3,671,202
Principal payments on line of credit	(1,933,233)	(2,399,341)
Purchase of Treasury Stock	-	-
Net cash provided by Financing Activities	1,176,101	1,271,861

Net Increase in Cash and Cash Equivalents	(24,058)	17,516
Cash, Beginning of Period	54,551	40,610

Cash, End of Period	$30,493	$58,126

Supplemental Information:
Period interest	$-	$-
Income Taxes paid	$-	$-

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

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.

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

We have adopted the provisions of Accounting Standards Codification 740-10. As of March 31, 2011, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions. We are still subject to examination of our financial statements, primarily for the last three years.

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

For the three months ended March 31, 2011 and 2010, amortization of deferred revenue totaled $274,697 and $295,761, respectively. For the six months ended March 31, 2011 and 2010, the total is 555,347 and 576,156 respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance, and maintenance costs.

Purchased Contracts

To compensate for the reduction in sales, the Company has been purchasing contracts from other dealerships at discounted rates. They are recorded according to ASC 310.30 which means that revenue is recognized as interest earned in each period based on the percentage of payments received. No profit is recognized at the time of purchase and therefore there is no accrual for future losses. Instead, the net carrying value on the Balance Sheet is reduced. As a consequence, the potential future earnings are also reduced.

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

Advertising Costs

Advertising costs are expensed as incurred and consist principally internet and print media marketing costs. Advertising costs amounted to $15,078 and $16,885 for the quarters ended March 31, 2011 and 2010, respectively; $51,631 and $56,951 for the six months ended March 31, 2011 and 2010, respectively.

Loss per Share

The loss per share (“EPS”) is presented in accordance with the provisions of Accounting Standards Codification - 260. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the periods ended March 31, 2011 and 2010, as the Company had losses from operations during both periods and therefore the effect of all potential common stock equivalents is antidilutive (reduces loss per share).  There were no warrants or options outstanding as of March 31, 2011.

Stock Option Plans

At March 31, 2011 we had no employee stock ownership plan.

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

Note 3.  Investment in Sales-Type Leases, net

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2013. Following is a summary of the components of the Company’s net investment in sales-type leases:

	March 31,
	2011	June 30,
	(Unaudited)	2010
Total Minimum Lease Payments to be Received	$6,055,766	$6,584,183
Residual Value	728,254	530,220
Lease Carrying Value	6,784,020	7,114,403
Less: Allowance for Uncollectible Amounts	(1,409,621)	(1,441,678)
Less: Unearned Income	(1,291,800)	(1,587,589)
Net Investment in Sales-Type Lease	$4, 082,599	$4,085,136

A schedule of future minimum lease payments for each of the next three years is estimated as follows:

Years Ending
2012	$3,144,737
2013	2,106,682
2014	737,651
2015	66,696
$6,055,766

During the quarter ending December 31, 2011, the Company began purchasing contracts from other local dealers. These contracts appear as Investment in Purchased Contracts and are recorded as loans in accordance with ASC 310-30.

	March 31,
	2011	June 30,
	(Unaudited)	2010
Total Minimum Lease Payments to be Received	$997,948	$0
Less: Unearned Income	(282,442)	0
Net Investment in Sales-Type Lease	$715,506	$0

During the quarter ending December 31, 2011, the Company began purchasing contracts from other local dealers. These contracts appear as Investment in Purchased Contracts and are recorded as loans in accordance with ASC 310-30.

Note 4.  Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	March 31,
	2011	June 30,
	(Unaudited)	2010
Deferred tax assets
Net operating loss carryforward	$4,640,522	$4,014,700
Less: valuation allowance	(4,640,522)	(4,014,700)
Deferred tax assets	$-	$-

At March 31, 2011, the Company has incurred accumulated net operating losses totaling approximately 11,335,000, which are available to reduce federal and state taxable income in future years through approximately 2030 for federal income.

Note 5. Line of Credit

As of March 31, 2011 the Company had a revolving credit agreement with a private equity fund.  The credit agreement is secured by the lease contracts it agrees to fund, as well as the underlying vehicle.  The monies advanced under the line of credit are based upon the contract price and vary per contract, at the discretion of the lender. Substantially all the sales-type lease contracts financed require our customers to make their monthly payments directly to the finance company via ACH (automatic account withdrawal).  The Company retains ownership of the contracts and is active in the collection of delinquent accounts from the contracts. The line of credit matures and renews annually on February 6th. At inception, March 31, 2006, our credit limit was $3,000,000. This limit has been expanded by the lender to its current $15,000,000 limit. The interest rate is at the prime lending rate plus 6% (9.25% at March 31, 2011).

The revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of March 31, 2011 we are not in compliance with either of these covenants. However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

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

Note 7. Statement of Cash Flows

Non-Cash Investing and Financing Activities

The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows: during the six months ended December 31, 2010, the Company transferred two vehicles with a net book value of $8,485

Note 7. Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We sustained a material loss in the year ended June 30, 2005 and continued to sustain material losses through March 31, 2011. This raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Overview

Since 2004, NowAuto Group, Inc., a Nevada corporation (the “Company”) has been a publicly held retailer focused on the “Buy Here/Pay Here” segment of the used vehicle market. The Company generally sells used vehicles less than 10 years old and provides financing for substantially all of its customers. Many of the Company’s customers have limited financial resources and would not qualify for conventional financing as a result of limited credit histories or past credit problems. As of March 31, 2011 the Company had one retail location, which is located in the State of Arizona.

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

As a supplement to in-house sales, we are also purchasing contracts from other BH/PH dealerships. Some are new contracts and some are aged, but all are required to meet our credit requirements before a decision to purchase is made. Most purchases have a recourse clause of up to 60 days or up to 2 payments to reduce losses. We believe that these accounts will improve the overall performance of our loan portfolio.

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

Three and Nine Months Ended March 31, 2011  vs. Three and Nine Months Ended December 31, 2010

Total revenue for the quarter ended March 31, 2011 was $998,055 versus revenue of $1,261,214 for the quarter ended December 31, 2010 and $3,139,420 for the nine months ended March 31, 2011 versus $4,169,382 for the previous year. The average sales price per unit increased from approximately $9,200 to $9,585 for the same periods; however, the increase in the unit price was offset by a decrease in unit sales of nearly 50%. The increase to the unit price and the decline in the unit volume were primarily caused by the current economy in the Phoenix area. The supply of vehicles available for purchase has constricted, increasing our cost and resulting in higher sales prices which has negatively affected sales.  Sales volume has also been negatively affected by the poor general economic conditions in the greater Phoenix area.

The Company’s gross profit as a percentage of sales during the quarter ending March 31, 2011 was 60.6% versus 62.1% for the quarter ended December 31, 2010 and 62.2% for the nine months ended March 31, 2011 versus 55.6% for the prior year. The increase in our gross margin was primarily caused by the Company’s ongoing efforts to capture the true costs of our vehicles through an improved tracking process. Further, we have been able to offset the increase in the cost of our vehicles discussed above through corresponding increases to the sales price of the vehicles.

Total operating expenses were 73.4% of total revenues for the quarter ended March 31, 2011 versus 72.3% for the quarter ended March 31, 2010 which includes both selling and financing costs as well as general and administrative expenses. Operating expenses for the nine months ended March 31, 2011 was 83.4% versus 69.6% for the prior year.

Selling and financing costs, which primarily consist of sales and financing salaries and bad debt expense, were 37.4% of total revenues for the quarter ended March 31, 2011 versus 40.5% for the quarter ended March 31, 2010. It is 48.6% for the nine months ended March 31, 2011 versus 39.2% for the prior year.  Salary expense for sales and financing staff decreased by 3.7% in the current quarter when compared to the prior year quarter from approximately $145,000 in 2010 to approximately $140,000 in 2011.  This was accomplished through the reduced commissions and bonuses as related to sales and reduction in staff.  However, the decrease was not at a level commensurate with the decline in revenues.  Bad debt expense decreased in the current quarter by 42.6% from approximately $302,400 in 2010 to approximately $173,400 in 2011. Bad debt expense is an accrual based on revenue which explains the decrease.  While the Company believes that proper execution (or lack thereof) of its business practices is the most significant factor affecting credit losses, we also believe that general economic conditions, including but not limited to rising unemployment and troubled credit markets adversely affect collection efforts and have resulted in higher than normal account losses.

General and administrative expenses, which primarily consist of administrative and executive salaries, rent and other general corporate expenses, have decreased from approximately $400,400 to approximately $359,000.  However, this decrease was not at a level commensurate with the decline in sales as G&A expenses were 36.0% of total revenues for the quarter ended March 31, 2011 versus 31.8% for the quarter ended March 31, 2010 and 34.8% for the nine months ended March 31, 2011 versus 30.4% for the prior year.  The overall decrease in the expense was primarily from decreases in general corporate expenditures due in part to closing a low profit lot.  However, these decreases were partially offset by the improvement in vehicle cost identification process (discussed above) which has led to more allocation of costs to general and administrative expenses versus cost of sales.

Liquidity and Capital Resources

The Company’s liabilities exceeded its assets by approximately $10,000,000 and $8,400,000 as of March 31, 2011 and June 30, 2010, respectively. The deterioration in our financial condition was primarily the result of our net loss during the current operating period which resulted in additional draws on our line of credit to fund operations.

Cash and cash equivalents at March 31, 2011 were approximately $30,000 versus approximately $55,000 at June 30, 2010.

Cash used by operating activities was approximately $364,000 for the year ended March 31, 2011 which was a $257,000 increase from cash used by operating activities of approximately $107,000 for the year ended March 31, 2010. With the decline in sales the Company has not had significant increases to its Investment in Sales-Type Lease balance to offset the current period collection of prior period sales.

The Company did not have cash used in or provided by investing activities during the quarter ended March 31, 2011.  In the quarter ended March 31, 2010 cash used in investing activities was approximately $5,000. The current period decrease was primarily due to a reduction in the purchase of office equipment.

Net cash provided by financing activities during the nine months ended March 31, 2011 was approximately $1,176,000 versus approximately $1,272,000 for the nine months ended March 31, 2010. This activity for both periods is a result of additional draws on the Company’s line of credit.

At March 31, 2011, the Company had approximately a $14.4 million line of credit balance under a $15 million line of credit agreement with a privately held, independent finance company. Interest rate on the line of credit agreement is at prime plus 6% (9.25% at March 31, 2011).  The line of credit agreement has two covenants (see Note 5 to the accompanying condensed consolidated financial statements), neither of which the Company is in compliance with as of March 31, 2011.  However, management believes they have a positive relationship with the independent finance company and does not expect, although no assurance can be made, that any collection activity is imminent as a result of these defaults.  The original line of credit with the lender at its inception in 2006 was $3,000,000 and the lender has periodically and consistently increased the limit as the need arose.

Considering the Company’s current working capital position management estimates that the current cash position will not be adequate to meet cash requirements for the next twelve months and that additional draws will need to be made against the line of credit to fund operations. Subsequent to March 31, 2011, the Company has been allowed to take additional draws under the revolving credit agreement.  We anticipate that we will be able to continue to draw on this credit facility as the need arises until such time as we are able to generate sufficient cash flow from operations to be self sufficient and commence repaying the debt.  However, we cannot be certain that this financing will be available.

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

Critical Accounting Policies

Significant accounting policies are described in the audited consolidated financial statements and notes thereto included in our Report on Form 10-K for the year ended June 30, 2010.  We believe our most critical accounting policies and estimates relate to the determination of the allowance for doubtful accounts, the realization of deferred financing revenue, the residual value of leases, and the carrying value of inventory.  Due to the uncertainties inherent in the estimation process and the significance of these items, it is at least reasonably possible that the estimates in connection with these items could be materially revised within the next year.\

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationship with unconsolidated entities or financial partnerships, which other companies have been established for the purpose of facilitating off-balance sheet arrangements. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2011 the Company is not involved in any legal proceedings other than standard collection activities deemed to be in the normal course of business.

Item 1a.  Risk Factors

No additional significant risk factors have been identified beyond those discussed in the Form 10-K filing for the year ended June 30, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Company’s revolving credit agreement has two debt covenants.  The Company must maintain a tangible net worth of at least $2,000,000 and a leverage ratio that total liabilities cannot exceed four times the tangible net worth.  As of March 31, 2011 we are not in compliance with either of these covenants.  However we believe that we have a strong relationship with our lender and do not anticipate, without any assurance, that any collection actions are imminent.

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

NOW AUTO GROUP, INC.

Date: 5/16/11	By:	/s/ Scott Miller,
Scott Miller,
Chief Executive Officer

NOW AUTO GROUP, INC.

Date: 5/16/11	By:	/s/ Faith Forbis
Faith Forbis
Chief Financial Officer, Principle Accounting Officer